Form 10QSB
period 1996-09-30
DIGITAL TECHNOLOGIES MEDIA GROUP INC
filed 1996-11-15
CIK 318304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             ( x ) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       OR

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the Transition period from to

                          Commission file number 0-9311

                     DIGITAL TECHNOLOGIES MEDIA GROUP, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                               87-0269260
  --------------------                                        ------------
  (State or other jurisdiction                              (I.R.S. Employer
  of incorporation or organization                        Identification Number


   15840 Ventura Blvd. - Suite 310, Encino, CA                         91436
  ----------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip Code)

                                 (818) 386-2323
                                 --------------
              (Registrant's telephone number, including area code)

                  955 South Virginia Street, Reno, Nevada 89502
                  ---------------------------------------------

                 (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes (X) No ( )

As of September 30, 1996, there were 5,401,127 shares of common stock ($.01 par value) issued and outstanding.

Total sequentially numbered pages in this document:  11

                            Digital Technologies Media Group, Inc.
                              Unaudited Statement of Operations
                              For The Period Ended September 30

                                                   3 Months       9 Months
                                                     1996           1996
                                                 ------------   ------------
Income:

Licensing Revenues                                  $339,000       $627,000
Other expense                                                       (11,737)
                                                 -----------    -----------
     Total Income                                    339,000        615,263
                                                 -----------    -----------

Cost of Sales:


Film amortization                                    135,000        330,000
Royalties                                            237,000        425,000


                                                 -----------    -----------
     Total Cost of sales                             372,000        755,000
                                                 -----------    -----------
     Gross margin (Loss)                             (33,000)      (139,737)
                                                 -----------    -----------
Operating Expenses:
General and Administrative                            80,041        276,266



                                                 -----------    -----------
          Net Profit (Loss)                        ($113,041)     ($416,003)
                                                 ===========    ===========

     Earnings (Loss) per Share of Common Stock
        and Common Stock Equivalents                 ($0.021)       ($0.077)
                                                 ===========    ===========
     Common Stock outstanding                      5,401,127      5,401,127
                                                 ===========    ===========




 THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     Digital Technologies Media Group, Inc.
                                  Balance Sheet

                      ASSETS                   Dec 31, 1995   Sep 30, 1996
                                               ------------   ------------
                                                (AUDITED)        (Unaudited)
Cash                                                    $0        ($1,359)

Receivables net of $10,000 and $20,000
     allowance for bad debts                        20,300        171,000

Fixed assets - net of accumulated depreciation
     of $3,600 and $5,700                           12,356         10,256

Film costs - net of accumulated amortization
     of $60,000 and $490,000                     2,940,000      2,510,000

Other assets                                             0         10,930
                                               -----------    -----------
     Total Assets                               $2,972,656     $2,700,827
                                               ===========    ===========
                 LIABILITIES AND SHAREHOLDER EQUITY
Accounts payable                                  $145,572       $186,568

Payroll tax obligations                             32,817         53,108

Royalties payable                                   60,000        292,000

Other accrued expenses                             107,000              0

Due to related parties                              29,413         30,000

Unearned income                                     57,500         14,800
                                               -----------    -----------
          Total Liabilities                        432,302        576,476
                                               -----------    -----------
Preferred Stock, $0.01 par, authorized
     100,000,000, none outstanding                       0              0
Common Stock, $0.01 par value, authorized
     250,000,000 shares, 5,401,127 shares
     issued and outstanding                         54,011         54,011

Additional paid in capital                       3,392,754      3,392,754

Accumulated Deficit                               (906,411)    (1,322,414)
                                               -----------    -----------
          Total Shareholder Equity               2,540,354      2,124,351
                                               -----------    -----------
          Total Liabilities and Equity          $2,972,656     $2,700,827
                                               ===========    ===========

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                     Digital Technologies Media Group, Inc.
                        UNAUDITED STATEMENT OF CASH FLOWS
                  For the Nine Month Period Ended September 30


        CASH FLOWS FROM OPERATING ACTIVITIES                   1996
                                                           ------------

Net (Loss)                                                   ($416,003)
Adjustments to Reconcile Net Income to
     Net Cash Used in Operating Activities:
     Eliminate Non Cash Items (Depreciation
          and Amortization)                                    432,400
(Increase) Decrease in:
     Receivables                                              (150,700)
     Other assets                                              (10,930)

Increase (Decrease) in:
     Accounts payable                                           40,996
     Accrued expenses                                         (107,000)
     Payroll tax obligations                                    20,291
     Royalties                                                 232,000
     Unearned revenue                                          (42,700)
                                                           ------------
          NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES                                (1,646)
                                                           ------------

        CASH FLOWS FROM INVESTING ACTIVITIES


Increase (Decrease) in:
     Purchase of fixed assets                                     (300)
     Notes payable                                                 587
     Preferred stock                                                 0
     Common stock                                                    0
     Paid in capital                                                 0
                                                           ------------
          NET CASH PROVIDED BY (USED IN)
               FINANCING ACTIVITIES                                287
                                                           ------------

NET INCREASE (DECREASE) IN CASH                                 (1,359)

CASH, at Beginning of Period                                         0
                                                           ------------

CASH, at End of Period                                         ($1,359)
                                                           ============


           THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART
                                OF THIS STATEMENT

                     Digitial Technologies Media Group, Inc.
             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Nine Month Period Ended September 30, 1996






                                     Common Stock         Preferred Stock   Additional
                                 -----------------------------------------   Paid In        Retained
                                   Shares     Amount     Shares    Amount    Capital        Earnings     Total
                                 -------------------------------------------------------------------------------

BALANCE, December 31, 1995       5,401,127    $54,011          0        $0   $3,392,754    ($906,411)  $2,540,354
Entries For Quarter Ending
June 30, 1996                                                                                                 $0
                                                                                                              $0
                                                                                                              $0
                                                                                                              $0
                                                                                                              $0
                                                                                                              $0
Loss for period 1/1 thru 6/30/96                                                           (302,962)   ($302,962)

                                 -------------------------------------------------------------------------------
BALANCE, June 30, 1996           5,401,127    $54,011          0        $0  $3,392,754  ($1,209,373)  $2,237,392
                                 -------------------------------------------------------------------------------
                                                                                                              $0
                                                                                                              $0
                                                                                                              $0
                                                                                                              $0
                                                                                                              $0
                                                                                                              $0
                                                                                                              $0
                                                                                                              $0
                                                                                                              $0
                                                                                                              $0
Operating Profit (Loss)
  quarter ended 9/30/96                                                                     (113,041)  ($113,041)

                                 --------------------------------------------------------------------------------
BALANCE, September 30, 1996      5,401,127    $54,011          0        $0   $3,392,754  ($1,322,414)  $2,124,351
                                 --------------------------------------------------------------------------------




  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                          Digital Technologies Media Group, Inc.
                         Notes to Financial Statements (Unaudited)
          For the Three and Nine Month Period Ended September 30, 1996

Note 1     Organization and Summary of Significant Accounting Policies
           -----------------------------------------------------------

           Since Digital Technologies, Inc. was formed in April, 1995 and did not acquire its operating assets until September, 1995, operations through September 30, 1995 were not significant. Accordingly, comparable 1995 financial statements are not presented.

           Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.

           The results of operations for the 3 and 9 months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 1996.

           The Company merged with Miller & Benson International as of July 30, 1996.

           Organization:
           -------------
           Digital Technologies Group, Inc. (The "DTG") was organized in April, 1995 Under the laws of the State of Delaware for the purpose of funding the development of television programming and to interface with new technologies. The Company initially issued 1,207,500 shares of common stock with a nominal value of $50.00. In May, 1995, DTG acquired certain assets of Communication Services International ("CSI") for convertible debt.


           Miller & Benson International, Ltd. (The "M&B"), a Delaware corporation, emerged from bankruptcy in 1991 and is a dormant holding company with 5,401,127 shares outstanding as of July 30, 1996 after a 1 for 100 stock split and acquisition of DTG. The Company had no assets or outstanding liabilities.

           Company Business:
           -----------------
           Effective with the consummation of the CSI asset acquisition DTG commenced licensing in September, 1995 all acquired film rights in currently available territories. The Company's customers consist of domestic and foreign sub-distributors and sales agents and CSI will be collecting approximately $50,000 in receivables for the Company subsequent to 12/31/95.

           Basis of Presentation:
           ----------------------
           The consolidated financial statements reflect the assets, liabilities, and operations of DTG due to accounting treatment as reverse merger by DTG. (See Note 6)

           The Balance Sheets are presented in an unclassified format in accordance with FAS No. 53 for audit structure, with the quarterly statements presented in a classified format.

           Going Concern:
           --------------
           As of September 30, 1996 the Company had no cash available to meet operating requirements. There was some improvement for the period ended September 30, 1996, but it is still not adequate to meet the Company's needs. The Company requires additional sales and collections to meet its fiscal operating needs and to satisfy the liabilities outstanding as of September 30, 1996. The Company's management is continuing to negotiate certain major marketing licenses. There can be no assurance of favorably consummating these negotiations at this time.

           Management believes that with reductions in DTG operating costs that have been instituted and with increased sales activity, the Company will be able to continue as a going concern. However, at this time, there is doubt related to the continuance as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

           Film Revenue and Royalty Recognition:
           -------------------------------------
           Revenues from television license agreements are recognized as each film becomes available for telecasting by the licensees. The Company defines availability as when the films delivered are free of any conflicting licenses in the respective territory, and the licensee has fully accepted film materials. Royalty expense is accrued based upon earned revenue.

           Income Taxes:
           -------------
           The Company may have limitations regarding the use of its apparent net operating loss due to the transaction described in Note 6.

           Accounts Receivable:
           --------------------
           Accounts receivable consist of the unpaid portion of license agreements received from customers on a worldwide basis. The Company's management performs credit evaluations of customers and reserves for any potential credits losses. The standard procedure when entering into a license agreement requires a payment upon signing and the balance to be paid over a period subsequent to the delivery of the films licensed.

           Fixed Assets:
           -------------
           Depreciation of furniture and fixtures is being provided by utilization of the straight-line method over five years.

           Film Inventory and Amortization:
           --------------------------------
           Film inventory principally consisting of distribution rights for a group of television series are stated at the lower of unamortized cost or estimated realizable value.

           Amortization is based on the income forecast method which utilizes the relationship of film revenue earned in a period to estimated future revenue. Such estimated film revenue will be revised periodically by management and estimated losses, if any, will be provided for at that time. During the next three years the Company anticipates amortizing 60% of its film balance.

           CSI Agreement:
           --------------
           On May 1, 1995 DTG concluded an Acquisition Agreement (the "Agreement") with CSI, a foreign corporation formed in 1990 resulting in the acquisition of some accounts receivable, film rights to several TV series, and a distribution network for $3 Million secured convertible debenture bearing interest at 10%. The entire payment was reflected as Film Cost based on an independent appraisal. This debenture was then converted into common stock of the Company and a shareholder of CSI became the Chief Executive Officer of the Company.

Note 2     Net Loss Per Share:
           -------------------
           Net Loss per share is computed using the actual shares outstanding at the end of the period or 5,401,127 shares.

Note 3     Lease Commitment:
           -----------------
           The Company is in the process of moving and its lease commitments have been negotiated so as to reduce its overhead commitment. New leases in a different and smaller facility are presently being negotiated.

Note 4     Convertible Subordinated Debt and Warrants Exercised:
           -----------------------------------------------------
           The Company issued convertible subordinated debt amounting to $275,000 as of December 31, 1995. All of this debt was converted during 1996.

Note 5     Stockholder Settlements:
           ------------------------
           The Company entered into an agreement with a major shareholder for return of 800,000 shares held by him. The shares were canceled effective December 31, 1995. Such agreement also provides for payment of past compensation net of expense advances which have not been utilized and receivables were transferred upon July 1996 foreclosure of a $25,000 note held by the stockholder.

Note 6     Reverse Acquisition:
           --------------------
           Pursuant to a Stock Exchange Agreement dated June 28, 1996 among DTG, the shareholders of DTG and Miller & Benson International, Ltd. ("M&B"), M&B acquired 100% of the outstanding capital stock of DTG in exchange for the issuance of 4,000,000 post-split shares of common stock to DTG for its shareholders and consultant and 401,127 shares of Company common stock to DTG secured convertible subordinated debt holders ($301,127 including accrued interest at conversion) and exchange for their outstanding warrant rights for 50,000 shares of DTG common stock. The 4,401,127 total shares of common stock represented approximately 81.5% of the issued and outstanding shares of the Company's common stock, which is the only class of the Company's equity securities issued and outstanding. As a result, the former shareholders of DTG may thus be deemed to have acquired control of M&B. For accounting purposes, the acquisition of DTG by M&B has been treated as a recapitalization of DTG, with DTG as the acquirer (reverse acquisition). All historical financial statements prior to July 30, 1996 are those of DTG.

           M&B was a dormant public company whose activities prior to the DTG acquisition were limited to maintaining corporate records and evaluating business opportunities. M&B emerged from Chapter 11 and in this process eliminated all debt against the company. Certain transactions with corporate officers and directors transpired in which payments due them were paid in the form of common stock. Assets to aid in recapitalizing the Company were acquired from CD Management, Inc. in 1994 and paid for by common stock.

           The outstanding shares as of December 31, 1995 and September 30, 1996 reflect all M&B transactions as of those dates and the consolidated statements have been retroactively restated.

ITEM 2.  MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

For the Three and the Nine Months Ended September 30, 1996

Financial Condition and Results of Operations:

         The Company sales activities increased dramatically during the quarter ended September 30, 1996. Accordingly, accounts receivable increased to $171,000 and $339,000 in licensing revenue, principally international sales, were recognized. Also royalties payable increased to $292,000 as approximately 70% of revenues are payable to producers at this time.

            Film costs were amortized based upon the income forecast method and resulted in a charge of $135,000 for the quarter and $330,000 for the nine months ended September 30, 1996.

         The Company's cost saving efforts resulted in a reduction of operating expenses. Subsequent to September 30, 1996, the Company further reduced operating expenses by reducing its facility rent and acquired new product.

         Management believes that the Company's working capital resources and anticipated cash flow will be sufficient to support operations.

                           PART II. OTHER INFORMATION


ITEM 1.   Not applicable
ITEMS 2. through 4. are not applicable.

ITEM 5.   OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DIGITAL TECHNOLOGIES MEDIA GROUP, INC.
                                          --------------------------------------
                                                       (Registrant)


Date: November 14, 1996                   /s/ Arthur Newberger
                                          --------------------
                                          Arthur Newberger, President
                                         (Chief Executive, Financial
                                          and Accounting Officer)