Form 10KSB
period 1996-12-31
DIGITAL TECHNOLOGIES MEDIA GROUP INC
filed 1997-04-25
CIK 318304

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   Form 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1996.

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the transition period from       to

                           Commission File No. 0-9311

                     DIGITAL TECHNOLOGIES MEDIA GROUP, INC.
           (Name of small business issuer as specified in its charter)

                 Delaware                                       87-0269260
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

15840 Ventura Boulevard, Suite 310, Encino, California             91436
 (Address of principal executive offices)                        (Zip Code)

         Issuer's telephone number, including area code: (818) 386-2323

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 1996 totaled $1,001,300.

As of December 31, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was approximately $-0-.

As of December 31, 1996, the registrant had outstanding 6,035,627 shares of Common Stock.


                         Exhibit index page number: 15
            Total sequentially numbered pages in this document: 24

                                     PART I
ITEM 1.  BUSINESS

General

The Company is a licensor and distributor of television programs and feature films produced by others, principally for the television market (including free and pay television, cable and satellite) and the home video market (including video cassette and laser disc). The Company's current "library" of programs includes documentaries and educational and special interest programming (the "Properties").

The Company expanded its activities to exploit the increasing worldwide demand for television programming and home video products resulting from the fractionalization of the television viewing audience. A shift has occurred from mass audiences dominated by a few, free broadcast networks to niche audiences served by diverse cable television services, home videocassette and other products.

In order to capitalize on this evolution, the Company implemented a plan, developed in 1996, to expand and diversify the Company's business into areas of domestic and foreign licensing by seeking to acquire a significant number of newer Properties to its Library designed to appeal to a specific segmented audience. In this regard, it executed a distribution agreement with Burrud Productions, Inc., in April 1997. See "Burrud Agreement."

The Company was incorporated in the State of Delaware on January 23, 1992. The Company is the product of a reorganization, in July 1996, of two previously unaffiliated companies, Miller & Benson International, Ltd. ("M&B") and Digital Technologies Group, Inc. ("DTG"). In accordance with the reorganization, the company's name was changed to Digital Technologies Media Group, Inc. Unless the context indicates otherwise, the term "Company" refers to the operations of DTG prior to and following the reorganization of DTG and M&B. See "Business - Reorganization."

Acquisition of Feature Films and Television Programming

The Company continuously monitors the industry for available Properties and attempts to acquire rights to Properties which it believes are saleable to various markets. Before acquiring the rights to a specific Property, the Company analyzes the viability of the Property for licensing or distribution in light of its projected costs and revenues and attempts to target the Property's audience appeal. In determining the desirability of acquiring rights to Properties, the Company examines their content, quality, theme, participating talent (e.g. actors and directors), plot, format and other criteria to determine the
Properties' suitability for the commercial broadcast, cable, satellite, pay television, and home video markets. In acquiring finished programming, management typically views a product in its entirety to evaluate its commercial viability; in weighing commercial viability, the Company will consider the degree to which it is entitled to edit the programming.

In order to obtain licensing or distribution rights with respect to Properties, the Company enters into a licensing or distribution arrangement with the copyright holder or another distributor (who has a license from the copyright holder). The rights may be limited to specific media (e.g. broadcast television, cable or home video) or to particular geographic areas and, in general, are exclusive rights to such media and/or geographic areas. The rights are generally limited to a specified period of time, ranging from two to ten years. In acquiring rights, the Company may pay a non-refundable initial fee or advance and/or commit to expend a certain amount of funds on promotion. In most cases, the producer or distributor licensing the Property to the Company is entitled to receive the revenues from the Company's distribution activities, after the Company has been paid a specified distribution fee (which is a set percentage of revenues) as well as recouped its advance and specific recoupable marketing and other expenses.

To enhance the Company's position in a dynamic marketplace, given the financial terms and available rights, the Company seeks to acquire distribution rights in as many media and territories with respect to Properties as is practicable. This permits a single Property to be marketed by more than one of the Company's divisions and subsidiaries and may permit the Company to exploit new technological developments.

International Operations

The Company exploits rights to Properties in the international marketplace; marketing Properties to broadcasters and others in over 25 countries. This area of operations has been the Company's primary revenue source.

The Company's international library contains documentaries and television series. Many of the Company's recent acquisitions for international distribution consists of documentaries and light entertainment programs from independent producers, a number of which have aired on networks or cable operations such as HBO Asia and Canal Plus in Europe.

Notable Properties currently distributed or scheduled to be distributed by the Company in the international marketplace include the well received reality-based series "UFO Diaries" and "Miracles and Other Wonders." "UFO Diaries" consists of 13 half-hour episodes based on firsthand UFO encounters around the world. "Miracles and Other Wonders" is composed of 13 one-hour episodes featuring re-enactments of strange and unusual phenomena that changed the lives of ordinary people. The Company distributes additional product that contains both historical and cultural information on a wide variety of subject matter.

Marketing

In acquiring the rights to various film and television Properties, the Company analyzes the viability of the Properties for distribution to the various marketplaces in an effort to target the Properties' audience appeal. After such analysis, the Company markets the Properties to the various media in a selective manner. The Company and its key personnel have established contacts with many broadcasters and home video companies worldwide. The Company also presents certain of its Properties to foreign and domestic broadcasters and home video companies who are in attendance at the various international and domestic television programming conventions such as NATPE, MIP, MIPCOM, and the Los Angeles Screenings.

In connection with its distribution of Properties to the international marketplace, the Company licenses Properties for exhibition primarily via pay, basic cable and broadcast television, and also via home video publishers. The Company enters into license agreements with ultimate exhibitors, i.e. television networks, television stations and cable and satellite systems operators, as well as sub-distributors. The Company does not directly distribute video cassettes internationally, rather, it licenses video cassette distribution rights to subdistributors.

The Company's license agreement with a customer typically grants the customer an exclusive license to either exhibit or distribute a specific program for a specified term, territory and medium, and, in the case of a license to a pay television channel or a broadcast or cable television operator, the right to exhibit the Property for a specified number of times. Upon the execution of the license agreement, the Company typically delivers a copy of the master of the film or television program in a format appropriate to the customer's needs. The Company believes that it has an excellent reputation for offering its customers high quality reformatted Properties from the Company's Library. In consideration for the granting of the license to a specific film or, in the case of a license granted to a distributor or pay-perview television exhibitor, is a percentage of revenues from the licensee's distribution or exhibition of the Property and may include an advance of the fee which is then recoupable from what otherwise would have been payable to the Company. In the case of a license granted directly by the Company to a broadcast network or cable television operator, the Company usually receives a set license fee that is not dependent upon the amount of revenue achieved by the channel, network or operator from the exhibition of the licensed Property.

Most of the concepts and advertising copy regarding art work for trade show displays is created entirely by the Company, which usually commissions outside parties to assist in the generation of the artwork in terms of printing and production.

Foreign Sales

Revenues from foreign markets were $674,000 and $76,000 in the years ended December 31, 1996 and 1995, respectively. The Company is subject to various risks inherent in foreign trade which could have a significant impact on the Company's ability to market its Properties competitively. These risks include economic or political instability and artificial ceilings placed on the demand for the Company's Properties in foreign markets by foreign governments' implementation of local content and quota requirements prohibiting or limiting the quantity of foreign-made feature films and television programs which may be exhibited or broadcast in one or more foreign countries.

Burrud Agreement

On April 7, 1997, the Company entered into a Distribution Agreement ("Agreement") and Letter of Intent to Merge ("Merger") with Burrud Productions, Inc. Under the terms of the Agreement, the Company will act as the exclusive distributor for almost all of the Burrud properties for domestic and international television, non-theatrical and home-video markets. The term of the Agreement is for one year plus one renewal year, provided gross sales of no less than $500,000 are produced during year one. Advances of $320,000 must be paid by the Company as follows: $65,000 within 30 days, $65,000 within 60 days, $65,000 within 90 days, $65,000 within 120 days, and the balance of $60,000 as needed for reversion of selected programs. The Company will receive as distribution fees 20 percent of gross for domestic sales and 35 percent of international gross sales. There is no assurance that the Company will be able to provide the advance monies necessary on the dates required in order to maintain the distribution rights. Furthermore, there is no assurance that if the Company performs on its advance payment obligations that it can distribute the Burrud properties on a profitable basis.

The Letter of Intent provides, among other things, for the acquisition of Burrud for approximately $7,200,000 payable as follows: a) $50,000 upon commencing the acquisition documentation and due diligence, b) $1,000,000 upon closing, c) $787,500 in a Convertible Promissory Note and $5,600,000 of the Company's Common Stock. The price per share of the Common Stock shall be the average price per share during the period the stock is trading prior to the closing, minus a 25 percent discount. If the average price per share deviates by more than 50 percent, either up or down, from a $2.00 per share price, either party may terminate the acquisition. Currently, the Company's stock is not trading nor does the Company have the financial ability to comply with any of the Letter of Intent provisions. There is no assurance that in the future the Company will be able to meet any of the requirements of the Letter of Intent in order to acquire Burrud.

AHN, Inc. Agreement

Effective January 1, 1997, the Company entered into an agreement with AHN, Inc. ("AHN") whereby the Company acquired all rights, title and interest to AHN's Great Leaders, Great Nations and Great Events Library. In lieu of royalty payments, the Company will issue to AHN 30,000 shares of its Common Stock valued at $60,000. In the event that the average price per share of the Company's Common Stock is less than $2.00 per share from the first trading day to the 15th trading day on the Over-the-Counter Market, the Company is obligated to issue additional shares necessary to fulfill the $60,000 value. Currently, the company's Common Stock is not trading. There is no assurance that the Company's stock will begin trading, or if it does begin to trade, that it will trade at $2.00 per share.

Government and Other Regulation

United States television stations and networks as well as foreign governments may impose restriction on the content of motion pictures which may restrict in whole or in part exhibition on television or in a particular territory. There can be no assurance, therefore, that current or future restrictions on the content of the Company's films may not limit or affect the Company's ability to exhibit certain of such motion pictures in such media or markets.

Reorganization

Miller & Benson International, Ltd. ("M&B") was issued an Order of Final Decree by the United States Bankruptcy for the Central District of California on May 12, 1993. M&B remained dormant until it entered into a Stock Exchange Agreement with Digital Technologies Group, Inc. ("DTG") and its shareholders (the "DTG Agreement") on June 28, 1996. In accordance with the DTG Agreement, M&B exchanged 4,401,127 shares of its common stock for all of the issued and outstanding capital stock of DTG. The aggregate of 4,401,127 shares of M&B common stock issued to the DTG shareholders represented approximately 81.5% of the M&B outstanding common stock at the Closing Date. In accordance with the DTG Agreement, M&B changed its name to Digital Technologies Media Group, Inc.

Employees

Currently, the Company and its subsidiary have five employees, one of which is part-time.

Competition

Success in entertainment programming distribution is largely dependent upon a company's ability to acquire distribution rights to programming at attractive prices and upon the subsequent performance of this programming in the marketplace. The Company faces significant competition both in obtaining distribution rights and in selling productions. Competition for distribution rights is based primarily on the amount of royalty advances which companies are willing to offer to producers and the producer's perception of the Company's marketing capabilities and its commitment to marketing the property. The Company is in competition with major entertainment companies, as well as smaller film distribution companies, almost all of which have far greater financial resources and distribution capabilities than the Company. There can be no assurance that the Company will continue to acquire properties and distribute such properties successfully in the future.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company's principal executive offices, consisting of approximately 1,421 square feet, are located at 15840 Ventura Boulevard, Suite 310, Encino, California 91436. The Company occupies these offices pursuant to a lease with a term of one year, commencing November 1, 1996, at a monthly rate of $2,560. The Company believes that its office space is adequate for its current needs.


ITEM 3.  LEGAL PROCEEDINGS

On October 29, 1996, the Company entered into two Stipulations and Orders to pay $6,843.24 to Kayla Block and $23,626.20 to Samuel Epstein, respectively. Both Stipulations required the Company to make six, monthly payments beginning November 6, 1996 and ending April 6, 1997. If there is a default in any payment, the entire remaining balance becomes immediately due and payable, with interest at 10 percent per annum. As of April 15, 1997, no payments have been made on either Stipulation.

On August 1, 1996, a judgment in the amount of $5,000 was entered against the Company in favor of Stewart Dell pursuant to a default of a settlement agreement. As of April 15, 1997, no payments have been made on the judgment.

On February 14, 1997, the Company entered into a Stipulation for Entry of Judgment in favor of a prior landlord in the amount of $300,000 minus amounts received by the landlord, if any, from re-letting of the subject premises. The Company shall pay $5,000 on or before April 25, 1997, and commencing May 15, 1997, and on the 15th day of each month thereafter, to and including June 15, 1999, the sum of $2,000 per month. The total payments required is $57,000.

All of the above events are accrued on the Company's financial statements for the year ended December 31, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to shareholders during the fourth quarter of the fiscal year ended December 31, 1996.


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

The Company's Common Stock is not traded on any market and has not traded for the past nine years.

(a)  Holders:
         The approximate number of holders of record of Common Shares as of March 30, 1997, was 3,393.

(b)  Dividends:
         The Company has not paid cash dividends on its common stock since its inception. At the present time, the Company's anticipated working capital requirements are such that it intends to follow a policy of retaining any earnings in order to finance the development of its business.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

The following discussion and analysis should be read together with the financial statements and notes thereto included elsewhere herein.

General

The Company is the product of a reorganization of two previously unaffiliated companies, Digital Technologies Group, Inc. ("DTG"), which was organized in April 1995, and Miller & Benson International, Ltd. ("M&B"), which was reincorporated in Delaware in January, 1992, subsequent to the confirmation of its Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. For approximately nine years prior to July 1996, M&B had no operating business. In July 1996, DTG and M&B completed a reorganization (the "Reorganization") in which all of the then outstanding shares of common stock of DTG were exchanged for 4,401,127 shares of the common stock of M&B. As a result of the Reorganization, DTG became a wholly owned subsidiary of M&B. M&B changed its name to "Digital Technologies Media Group, Inc." and the shareholders of DTG immediately prior to the Reorganization became the owners of approximately 81.5% of the outstanding shares of M&B common stock. The Reorganization has been accounted for as a reverse acquisition as if DTG issued 4,401,127 shares of its common stock to acquire the net assets of M&B at the time of the Reorganization. Unless the context indicates otherwise, the term "Company" refers to the operations of DTG prior to and following the Reorganization. For further information regarding the Reorganization, see Note 7 of Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales from operations and represented by certain items included in the Consolidated Statements of Operations and Accumulated Deficit.

                         April 1, 1995(Inception)        Year Ended
                             to Dec. 31, 1995           Dec. 31, 1996
                             ----------------           -------------

Net Sales                         100.0%                     100.0%
Cost of Sales                     110.0                       75.9
                                  ------                     ------
Gross Profit (Loss)               (10.0)                      24.1
Operating Expenses                644.9                       62.0
                                  ------                     ------
Operating Income                 (654.9)                     (37.9)
Interest Expense                  232.2                        1.4
Miscellaneous Expense              98.2                        0.8
                                  ------                     ------
Net Loss                         (986.3)%                    (40.1)%

Net sales for the 12 months for 1996 increased by $925,000, from $76,000 for the nine months of 1995 to $1,001,300 in 1996. The increase is attributable to greater licensing activities. In addition, due to difficulty in receiving producer approval and customer acceptance of product, principally in 1995, the 1995 net sales were greatly curtailed.

Cost of sales for 1996 increased by $676,353 from $83,883 in 1995 to $760,236 in 1996. As a percentage of net sales, cost of sales decreased from 110%, in 1995, to 75.9% in 1996. The decrease in cost of sales as a percentage of net sales is primarily attributable to the larger revenue base, more favorable producer royalty arrangements, and lower selling expenses associated with producing such revenue.

Operating Expenses, including general and administrative expenses, for 1996 increased by $131,000, or 26%, from 1995. As a percentage of net sales, these expenses decreased from 644.9%, in 1995, to 62% in 1996. The increase in dollar amount of these expenses is primarily attributable to an increase in management compensation and a settlement for delinquent rent from early termination of a lease of the Company's former corporate offices.

Liquidity and Capital Resources

Initially, the Company funded its operations through borrowings from private investors, of which all but two investors subsequently converted such loans into common stock of the Company in connection with the reverse acquisition in July 1996.

Since its inception, the Company has experienced losses from operations of $750,061 for the period ended December 31, 1995 and $387,157 for the year ended December 31, 1996. The Company has negative working capital of approximately $654,000. Accordingly, the Company requires additional sales and collections and/or it needs to raise additional capital to meet its operating needs and to satisfy its outstanding liabilities. If the Company is unable to acquire additional cash resources, either from current operations or new financing, it may be unable to continue as a going concern. The report of the Company's independent auditor indicates that the Company has minimal cash available to meet its future operating requirements and that, therefore, there is a substantial doubt regarding the Company's ability to continue as a going concern.

In the event of unanticipated developments during the next few months, or to satisfy future funding requirements, the Company may attempt to fund its operations through a private offering of securities. Additional financing may not be available when needed or on terms acceptable to the Company. If adequate financing is not available, the Company may be required to delay, scale back or eliminate certain of its proposed plans, to relinquish rights to certain of its products, or to license or sublicense to third parties the right to distribute programs the Company would otherwise seek to develop itself. If the Company is required to take such action, there can be no assurance that the Company will be able to continue to operate as a going concern.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are included as a separate section following the signature page to this Form 10-KSB and are incorporated herein by reference:


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page

Report of Independent Auditor........................................F-1

Consolidated Balance Sheet...........................................F-2

Consolidated Statements of Operations for the years
  ended December 31, 1995 (Restated) and 1996........................F-4

Consolidated Statements of Cash Flows for the years
  ended December 31, 1995 and 1996...................................F-5

Consolidated Statements of Shareholders' Deficit for the
  years ended December 31, 1995 and 1996.............................F-7


Notes to Financial Statements........................................F-8


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth in names, ages and positions of the directors and executive officers of the Company as of March 31, 1997. A summary of the background and experience of each of these individuals is set forth after the table.

            Name         Age           Position
    ----------------    ----      -----------------
    Arthur Newberger     58       President, Chief Executive Officer,
                                     Chief Financial Officer and Director

    David Kekich         54       Secretary and Director

Mr. Newberger has served as President, Chief Executive Officer and Director of the Company since May 1, 1995. Mr. Newberger was instrumental in the Company's acquisition of programs for T.V. and other assets from Communication Services, Inc. In November 1996, he was appointed Chief Financial Officer. Mr. Newberger has 35 years of experience in the international and domestic entertainment industry. He was one of the first independent promoters of live, rock music concerts in the United States. As a senior corporate officer for major agencies such as ICM and Ashley Famous, he was responsible for guiding the careers of many famous artists and groups. Subsequently, Mr. Newberger founded Newberger Entertainment Group ("NEG") in order to capitalize on his years of experience and high level contacts in the entertainment industry. Under his direction, NEG successfully established itself as a respected, independent distributor of both film and television product. From 1993 to 1995, Mr. Newberger served as President of the Television Distribution Division of Hemdale International Television, Inc., which purchased NEG in 1994. Mr. Newberger was also associated with Communications Services, Inc. See "Certain Transactions."

Mr. Kekich has served as a Secretary and Director of the company since April 1995. Mr. Kekich is currently President and founder of Red Tree International, a marketing and financial consulting company located in Johnstown, Pennsylvania. From 1985 to 1992, Mr. Kekich was engaged in the public securities markets as a result of his forming and registering three "blind pool" companies. Mr. Kekich holds a Bachelor of Science Degree from Pennsylvania State University and has been licensed in the insurance and real estate fields in the State of California.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by Exchange Act regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such persons, the Company believes that, other than as disclosed below, during the fiscal year ending December 31, 1996, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Messrs.  Newberger  and Kekich  failed to report timely on Form 3s that they had become directors and officers of the Registrant at the close of the reorganization in July 1996. Procedures and controls have been instituted to assure future compliance with Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

The following table summarizes all compensation paid to the Company's President (the Chief Executive Officer of the Company, the only named executive officer whose total salary and bonus exceeded $100,000 for services rendered in all capacities to the Company during the fiscal year ended December 31, 1996 and 1995.

    Name and
Principal Position   Fiscal                           Long Term       Other
  Compensation        Year      Salary     Bonus     Compensation     Awards
------------------   -------    ------     -----     ------------    -------

Arthur Newberger      1996     $135,000     -0-          -0-      145,000 shs(1)
President and CEO     1995     $ 52,000(2)  -0-          -0-


(1) In November 1996, Mr. Newberger was issued 145,000 shares of Common Stock valued at $.08 per share or an aggregate of $11,600.

(2) Reflects compensation received from May 1995, when Mr. Newberger became an officer of the Company, to fiscal year ended December 31, 1995.

The Company does not pay directors' fees. The Company has no employment contracts or stock option plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth the beneficial ownership of Common Stock of the Company on December 31, 1996 by each director and Named Executive Officer, by all directors and executive officers as a group and by all persons known by the Company to be the beneficial owners of more than five percent of the Company's Common Stock.

                               Number of Shares           Percent of
   Name and Address            Beneficially Held           Ownership
   ----------------            -----------------          ----------
Arthur Newberger                    145,000(1)                2.4
15840 Ventura Blvd., Suite 310
Encino, CA 91436

David Kekich                      1,225,000(2)               20.3
Arkad Group, LLC
247 Shekomeko Blvd.
Johnstown, PA 15905

CSI Ventures, S.A.                2,160,000(1)               35.8
P. O. Box 17298
Encino, CA 91416

B. D. Brooke & Co.                  600,000(3)                9.9
955 So. Virginia, #116
Reno, Nevada 89502

Madera International, Inc.          500,000                   8.3
23548 Calabasas Road, Suite 205
Calabasas, CA 91302

All directors and executive       1,370,000(1)               22.7
officers (as a group, 2 persons)

(1) Arthur Newberger, an officer and director of the Company, is the President and principal shareholder of CSI Ventures, S.A.

(2) Mr. Kekich, an officer and director of the Company, is Manager and a minority Member of the Arkad Group, LLC which owns 1,080,000 shares.

(3) The shares of B. D. Brooke and Co. are held by Mr. Ely Mandell, a former officer and director of the Company, as custodian for his three minor children, and he disclaims any direct or indirect beneficial ownership of such shares. In addition, Mr. Mandell owns, in his own name, 145,000 shares of the Company's Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 1, 1995, Digital Technologies Group, Inc. ("DTG") a wholly owned subsidiary of the Registrant, acquired from Communications Services International ("CSI"), a foreign corporation, certain assets including film distribution rights to several television series and some accounts receivables in exchange for a $3,000,000 Promissory Note, secured by the assets purchased and guaranteed by Mr. Kekich, an officer and director of DTG. In conjunction with the acquisition of assets from CSI, Arthur Newberger, an officer and minority shareholder of CSI, became President and Chief Executive Officer of DTG. In November 1995, the $3,000,000 Promissory Note was converted into preferred stock of DTG. Upon the acquisition by the Registrant of DTG, in July 1996, CSI received 2,160,000 shares of the Registrant's common stock in exchange for the DTG Common Stock and Mr. Newberger became President and Chief Executive Officer of the Registrant. Other than this one transaction, the Registrant has not had any further business on financial relationships with CSI. In July 1996, Mr. Newberger organized CSI Ventures, S.A. ("CSIV") and transferred his minority ownership in CSI to CSIV. In December 1996, CSIV acquired the 2,160,000 shares of the Registrant owned by CSI in exchange for CSIV's ownership in CSI.

Ely Mandell had been a director and Chief Financial Officer of the Company from June 1996 until he resigned in November 1996. As part of a severance pay package, Mr. Mandell was issued 145,000 shares of the Company"s Common Stock valued at $.08 per share.

                                     PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

         a.  LISTING OF EXHIBITS

 2.1 Plan and Agreement of Reorganization, dated June 28, 1996, among Miller & Benson International, Ltd., Digital Technologies Group, Inc. and certain shareholders of Digital Technologies Group, Inc.(1)

 3.1     Articles of Incorporation of the Registrant, as amended.(1)

10.1 Letter of Intent dated April 7, 1997, between the Registrant and Burrud Productions, Inc.

10.2 Agreement dated December 10, 1996 between the Registrant and American History Network.

___________________

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 14, 1996.


         b.  REPORTS ON FORM 8-K

A report on Form 8-KA was filed on October 18, 1996.

                                                                   Exhibit  10.1

DTMG/BURRUD MERGER OUTLINE

1. NECESSARY DATA:
A. NET WORTH OF DTMG
B. INITIAL ANTICIPATED STOCK PRICE
C. NET WORTH OF BURRUD
D. DUE DILIGENCE ON BOTH CO.S

1. ON DTMG, REVIEW LIBRARYS/ FINANCIAL STATEMENTS/SECURITIES FILINGS

2. DISTRIBUTION AGREEMENT TERMS:

A. BURRUD PROPERTY- ALL EXISTING PROGRAMS PER ATTACHED SCHEDULE.
B. TERRITORY- EXCLUSIVE FOR INTERNATIONAL TELEVISION, NON-THEATRICAL
AND HOME VIDEO.  EXCLUSIVE FOR DOMESTIC TELEVISION,  NON-THEATRICAL
HOME VIDEO.  PARTIES ARE TO COLLABERATE RE DOMESTIC POSSIBLE
SALES. BURRUD CONSENT REQUIRE ON ALL SALES.
C. TERM- ONE YEAR COMMENCING 4/l/97, PLUS ONE RENEWAL YEAR PROVIDED GROSS SALES OF NO LESS THAN $500,000 DURING YEAR ONE. 2 YEARS ON
REVERSIONED PROGRAMS FROM THE COMPLETION DATE OF THE PILOT
EPISODES.
D. ADVANCE- DTMG ADVANCE TO BURRUD $200,000. IN ADDITION TO ADVANCE AGAINST LICENSE FEES, DTMG TO ADVANCE-TO BURRUD A MININUM OF $120,000
TO BE USED TO REVERSION PROGRAMS. $60,000 TO BE USED TO REVERSION 3 WILDLIFE ADVENTURE PROGRAMS, AND $60,000 TO REVERSION 3 PROGRAMS TO
BE AGREED UPON. ADVANCES TO BE PAID AS FOLLOWS: $65,000 WITHIN 30
DAYS, S65,000 WITHIN 60 DAYS, $65,000 WITHIN 90 DAYS AND $65,000 WITHIN 120 DAYS. IF FUNDS ARE RECEIVED FROM SALES WHICH EXCEED THE PAYMENT
SCHEDULE, ADVANCE PAYMENTS WILL BE ACCELERATED SO THAT BURRUD
RECEIVES ALL FUNDS UNTIL THE ADVANCES ARE MET. THE ABOVE PAYMENTS
INCLUDE S15,000 EACH MONTH TOTALING $60,000 TOWARD REVERSION COSTS
FOR WILDLIFE ADVENTURE. THE REMAINING REVERSION ADVANCE $60,000
CAN BE PAID AS NEEDED.
E. DISTRIBUTION FEES-(I) DOMESTIC=20% OF GROSS SALES. (2)
INTERNATIONAL=35% OF GROSS SALES.
F. ANY SUB-DISTRIBUTOR FEES ARE TO BE PAID FROM THE ABOVE
DISTRIBUTION FEES. ACCOUNTINGS QUARTERLY WITH COPIES OF ALL LICENSE AGREEMENTS AND PAYMENT IF DUE. DISTRIBUTION AND MARKETING
EXPENSES TO BE PRE-APPROVED.
G. THE ABOVE DISTRIBUTION TERMS WILL BE BINDING UNTIL A MORE FORMAL DISTRIBUTION AGREEMENT HAS BEEN EXECUTED.

3. MERGER AGREEMENT TERMS:

A. UPON THE MERGER, BURRUD IS MERGED INTO DTMG AS A SUBSIDIARY CO. OR
DIVISION.


                                                            Exhibit 10.1, page 1

B. DTMG PAYS TO BURRUD $50,000 OPTION MONEY, REFUNDABLE IF MERGER
FAILS BECAUSE BURRUD WITHDRAWS OR IS AT FAULT FOR FAILED MERGER.
PAYMENT TO BE MADE AS BURRUD IS REQUIRED TO COMMENCE THE
CERTIFICATION OF ITS FINANCIALS FOR 3 YEARS IF NEEDED, AND PERFORMS ITS
DUE DILIGENCE.(MONEY TO DEFRAY BURRUD COSTS). OPTION PERIOD TO BE
AGREED UPON BUT NOT TO EXCEED 6 MONTHS. IF DTMG HAS COMMENCED ITS APPLICATION PROCESS TO BE LISTED ON NASDAQ AND HAS COMMENCED ITS UNDERWRITING WITHIN THE FIRST THREE MONTHS, AND THESE EVENTS
HAVEN'T BEEN COMPLETED WITHIN 6 MONTHS, THEN THE OPTION PERIOD MAY
BE EXTENDED AN ADDITIONAL 3 MONTHS.
C. BURRUD TO SPIN OFF THE ITEMS LISTED IN PART IV OF THE BURRUD NET
WORTH ANALYSIS, REMOVING THEM FROM BURRUD ASSETS BEFORE THE
MERGER. THESE ASSETS CAN BE TRANSFERRED TO DTMG POST MERGER IF BOTH
PARTIES AGREE.
D. PURCHASE PRICE TO BE $8,000,000, MINUS BURRUD OBLIGATIONS WHICH ARE CURRENTLY APPROX 600,000, MINUS THE 200,000 IN ADVANCES AGAINST INCOME
AND THE 50,000 IN EXPENSE TOWARD MERGER COSTS. THE PURCHASE PRICE IS
TO BE ALLOCATED BY AGREEMENT BETWEEN THE PARTIES. THE PRICE TO BE
PAID 75% IN DTMG STOCK AND 25% IN CASH AND CONVERTABLE PROMISSORY
NOTE. $1M CASH AND THE BALANCE BY THE NOTE. APPROX 5.6M WILL BE THE
AMOUNT OF THE STOCK PORTION OF THE PRICE. DTMG SHARE PRICE FOR THE PURCHASE IS TO BE THE AVERAGE PRICE PER SHARE COMPUTED DURING THE
PERIOD THE STOCK IS TRADING BEFORE THE MERGER MINUS 25%. PROVIDED, IF
THE STOCK AVERAGE DEVIATES BY MORE THAN 50% FROM A $2.00 PRICE, THE
PARTIES WILL NOT BE OBLIGATED TO CONSUMATE THE MERGER.
E. AGREEMENT TO MERGE COMPANYS BASED ON THE HAPPENING OF CERTAIN
EVENTS:
1. DTMG HAS SUFFICIENT FUNDS TO PAY BURRUD THE 1M IN CASH, HAS THE FINANCIAL ABILITY TO ACTIVELY PRODUCE PROGRAMMING, AND HAS THE
FINANCIAL CAPACITY TO COMMIT TO THE PROMISSORY NOTE WHICH IS TO BE
PAYABLE IN 24 MONTHS WITH INTEREST AT 7%, AND SECURED BY THE BURRUD
LIBRARY WITH ANY ENHANCEMENTS TO THE LIBRARY.
2. DTMG HAS SECURED AN UNDERWRITING AND IS APPROVED FOR TRADING
ON NASDAQ, BOTH UTILIZING THE BURRUD ASSETS IN ITS PROFORMA
STATEMENTS.
F. THE COMPANYS MERGE OPERATIONS AT THE END OF 97 OR UPON
THE MERGER IF IT OCCURS AFTER 12/97, WITH POSSIBLY A WEST LOS ANGELES HEAD-QUARTERS.
G. BURRUD'S PRODUCTION AND OTHER ACTIVITIES PRE-MERGER ARE TO BE
CONSISTENT WITH DTMG BUSINESS PLAN.
H. BURRUD OR GREEN TO GO ON DTMG BOARD NOW. BOTH ON BOARD AFTER
MERGER.  BURRUD TO RECEIVE AN EMPLOYMENT AGREEMENT UPON MERGER
TO BE AGREED UPON.
I. GREEN TO RECEIVE RETAINER OR SALARY UPON MERGER FOR LEGAL OR
OTHER SERVICES IF NEEDED.


                                                            Exhibit 10.1, page 2

J. BURRUD TO HAVE PIGGY-BACK RIGHTS, SUBJECT TO GOOD-FAITH EFFORTS TO OBTAIN UNDERWRITER APPROVAL.
K. PARTIES CONSIDER DTMG FUNDING ONE OR TWO BURRUD PILOT IDEAS FOR NEW PROGRAMMING AS SOON AS FUNDS ARE AVAILABLE.
L. THE MERGER TERMS ARE SUBJECT TO REVIEW AND APPROVAL BY TAX COUNSEL. THE PARTIES ARE TO ACCOMMODIATE AS NEEDED TO SATISFY TAX AND/OR SECURITY CONSIDERATIONS. SUBJECT ALSO TO GOOD FAITH APPROVAL OF EACH PARTIES DUE DILIGENCE INVESTIGATION.
M. OTHER CUSTOMARY TERMS TO BE AGREED UPON.
N. PARTIES ARE TO CONSIDER UNDERWRITING AT THIS TIME.

IF THE ABOVE IS ACCEPTABLE, PLEASE INITIAL AND RETURN SO THAT WE WILL HAVE AN UNDERSTANDING OF THE BASIC TERMS OF OUR AGREEMENT. THIS OUTLINE IS ONLY INTENDED TO SERVE AS AN UNDERSTANDING OF THE DEAL POINTS REGARDING THE TERMS OF THE MERGER UNTIL MORE FORMAL AGREEMENTS CAN BE PREPARED, BUT IS TO CONTROL THE TERMS OF DISTRIBUTION.

DMTV BY ART NEWBERGER:                                /s/ Arthur Newberger
                                                     ----------------------

BURRUD PRODUCTIONS INC. BY JOHN BURRUD:               /s/ John Burrud
                                                     ----------------------


                                                            Exhibit 10.1, page 3

BURRAD
INVENTORY
Page 1




                                 SERIES

Title                            Format                Genre

Adventure World                  8 - 1/2 hour          Human Adventure

America's Wonders:               12 - 1 hour           Exploration
      The National Parks

Holiday                          39 - 1/2 hour         World Exploration

Islands in the Sun               40 - 1/2 hour         World Exploration

Jean-Michel Cousteau Presents    13 - 1/2 hour         Ocean Exploration
      Stories of the Sea**

New!  Animal World               105 - 1/2 hour        Wildlife

Safari to Adventure              160 - 1/2 hour        Wildlife

Treasure                         38 - 1/2 hour         Human Adventure

Treasure! (1990)                 13 - 1/2 hour         Human Adventure
(With Phillip Michael Thomas)

True Adventure                   38 - 1/2 hour         Human Adventure

Vagabond                         39 - 1/2 hour         World Exploration

Wanderlust                       116 - 1/2 hour        World Exploration

Wildlife Adventure               78 - 1/2 hour         Wildlife

Wonderful World of Women         59 - 1/2 hour         World Exploration
-----------------------------
**Unapix controls distribution





16902 Bolsa Chica Street, Suite 203, Huntington Beach, California 92649
(714)846-7174 - Fax(714)846-4814


                                                            Exhibit 10.1, page 4

BURRUD
INVENTORY
Page 2




                                    SPECIALS

Title                                Format              Genre

Amazing World                        4 - 1 hour          World Exploration

Baja-Great New Adventure             1 hour              World Exploration

Beyond Bizarre                       3 - 1 hour          Human Interest/Reality

Big Cats                             1 hour              Wildlife

Is There An Ark?                     1 hour              Wildlife

Making of Tarawa                     1/2 hour            W.W. II Factual

Peter Gaulke's Strange Wilderness    5 - Comedy shorts   Comedy

Return to Tarawa                     1 hour              W.W. II Factual

Sea World-Just For                   1 hour              Wildlife
The Fun Of It

Seals, Whales & Dolphin Tales        1 hour              Wildlife

Shark! The Silent Savage             1 hour              Wildlife

Sharks Of A Different Color          1 hour              Wildlife

Surfing Champions                    1 hour              Surfing Factual

This Nation Israel                   1 hour              Human Adventure

Tora! Tora! Tora!                    1 hour              Making of the Feature

Valley of the Dolls                  1 hour              Making of the Feature

What a Way To Go                     1 hour              Human Adventure

Where Did All The Animals Go?        1 hour              Wildlife




16902 Bolsa Chica Street, Suite 203, Huntington Beach, California 92649
(714)846-7174 - Fax(714)846-4814

                                                            Exhibit 10.1, page 5

BURRUD
INVENTORY
Page 3




                               FEATURES

Title                            Format                   Genre

                               Wildlife

The Carnivores                   2 Hour                   Wildlife

Creatures of the Amazon          2 Hour                   Wildlife

Dangerous Creatures              2 Hour                   Wildlife

Great American Wilderness        2 Hour                   Wildlife

The Last Ark                     2 Hour                   Wildlife

Mysterious Miniature World       2 Hour                   Wildlife

Predators of the Sea             2 Hour                   Wildlife

Secret World of Reptiles         2 Hour                   Wildlife

The Amazing Apes                 2 Hour                   Wildlife

Vanishing Africa                 2 Hour                   Wildlife


                               Human Adventure

Curse of the Mayan Temple        2 Hour                Human Adventure

Devil's Mountain                 2 Hour                Human Adventure

Man Against the Sea              2 Hour                Human Adventure

Montezuma's Lost Gold            2 Hour                Human Adventure

The Treasure Chase               2 Hour                Human Adventure




16902 Bolsa Chica Street, Suite 203, Huntington Beach, California 92649
(714)846-7174 - Fax(714)846-4814

                                                            Exhibit 10.1, page 6

                     DIGITAL TECHNOLOGIES MEDIA GROUP,INC.

                                                              EXHIBIT 10.2

December 10, 1996


Gentlemen:

This letter will serve as a deal memo wherein American History Network ("AHN.") and Digital Technologies Media Group, Inc. ("DTMG") have agreed that DTMG is acquiring all rights, title and interest to the following series:

         GREAT LEADERS
                  John F. Kennedy
                  The Roots of Jesus
                  Mandela: The Man
                  The True Malcolm X  Speaks
                  Nixon About Nixon
                  The Life & Times of Ronald Reagan

         GREAT NATIONS
                  Aboriginol: Triumph of the Nomads
                  China: The History and The Mystery
                  Egypt: A Gift to Civilization
                  Japan: The Land of the Rising Sun
                  Mayan: History of the Mayas
                  The Rise & Fall of the Soviet Union
                  The History and functions of the United Nations

         GREAT EVENTS (1960-1969)






As compensation for DTMG's acqusition of same, AHN will receive 30,000 shares of DTMG's stock. Said stock is valued at $60,000.00. In the event the stock is valued at less that $60,000.00 (said determination to be made by the average daily trading price from first trading day through 45th trading day), DTMG will compensate AHN with additional stock as needed to fulfill the $60,000.00 valued price. In the event the stock is valued over $60,000.00, AHN will retain any overages Continued, Page Two December 10, 1996

                                                            Exhibit 10.2, page 1

Continued, Page Two
December 10,1996

AHN shall furnish DTMG With all original elements and Materials, including, but not limited to master tapes, scripts, publicity materials, and key artwork upon DTMG's request.

There shall be no royalties due on any sales to any party whatsoever, including AHN, for prior, future or current sales.


This letter shall be followed by a more formal agreement which will contain the standard terms and conditions of the industry for transactions of this nature. Until such time, however, this letter will serve as a true and binding agreement between AHN and DTMG with regard to DTMG's acquisition of the afore-mentioned series.

Please indicate your acceptance of this deal memo by signing where indicating below and returning a fully executed copy to my attention.


Sincerely,

 /s/ Arthur Newberger
----------------------

Arthur R. Newberger
President/CEO
                                                ACCEPTED AND AGREED:

                                                American History Network

                                                By: __________________

                                                Its: __________________

                                                Date: __________________





                                                            Exhibit 10.2, page 2

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DIGITAL TECHNOLOGIES MEDIA GROUP, INC.


Date:  April 21, 1997                          By: /s/ Arthur Newberger
                                                 ------------------------
                                                   Arthur Newberger
                                                   President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                        Title                          Date
   ---------                        -----                          ----

/s/ Arthur Newberger      President, Chief Executive
--------------------      Officer and Director                  April 21, 1997
Arthur Newberger


/s/ David Kekich          Secretary and Director                April 21, 1997
--------------------
David Kekich

                             JAY J. SHAPIRO, C.P.A.
                           A Professional Corporation

                             16501 Ventura Boulevard
                                    Suite 650
                            Encino, California 91436
                     Tel. (818) 990-4878 Fax (818) 990-4944



                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of
Digital Technologies Media Group, Inc.:

         I have audited the accompanying consolidated balance sheet of Digital Technologies Media Group, Inc. (the "Company"), as of December 31, 1995 (restated) and 1996, and the related consolidated statements of operations, stockholders' deficit and cash flows for the nine-month period from April 1, 1995 (Inception) to December 31, 1995 (restated) and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

         I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

         In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the period April 1, 1995 (Inception) to December 31, 1995 and the year ended December 31, 1996, in conformity with generally accepted accounting principles.

         The Company has a significant cash flow problem and the 1995 financial statements have been restated due to facts regarding certain Company assets which were discovered after the issuance of my previous report (See Note 1).




April 3, 1997

                                                    Jay J. SHAPIRO, C.P.A.
                                                  A professional corporation

                     DIGITAL TECHNOLOGIES MEDIA GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                        AS OF DECEMBER 31, 1995 AND 1996

                                                        1995
                                                     (Restated-
                                                      See Notes
                                                       1 and 2)      1996
                                                     ---------     ---------
ASSETS:                                                                3,536
Cash
Accounts receivable- net of $16,000
  and $22,000 allowance for doubtful accounts           20,300       108,000
                                                     ---------     ---------
Total Current Assets                                    20,300       111,536

Fixed assets - net of accumulated
  depreciation of $3,300 and $7,300                     12,356        12,832
                                                     ---------     ---------

TOTAL ASSETS                                           $32,656      $123,943
                                                     =========     =========

LIABILITIES & STOCKHOLDERS' DEFICIT

Liabilities:
     Accounts payable                                 $ 45,572      $163,000
     Other liabilities (Note 8)                        107,000       155,000
     Payroll tax obligations (Note 8)                   32,817        64,157
     Notes payable (Notes 5 and 6)                       9,000        29,625
     Unearned revenue                                   57,500        24,000
     Royalties payable                                  60,000       297,000
                                                     ---------     ---------

Total Current Liabilities                              311,889       732,782
                                                     ---------     ---------

Convertible Debt (Note 5)                              291,000             0

Contingencies and Commitments
  (Notes 1,4, 5, 6 and 8)

Stockholders' Deficit (Notes 2, 5, 6 and 7):

                     DIGITAL TECHNOLOGIES MEDIA GROUP, INC.
                      CONSOLIDATED BALANCE SHEET, CONTINUED
                        AS OF DECEMBER 31, 1995 AND 1996

Capital Stock:
       Common stock, $.01 par value; authorized
       25,000,000 shares; 4,359,501 and
       6,035,627 shares issued and outstanding
       in 1995 and 1996, respectively                   31,423        48,182

       Additional paid-in-capital                      148,205       479,454

       Preferred stock, $1.00 par value; authorized
       15,000,000 shares; no shares outstanding

       Accumulated deficit                            (750,061)   (1,136,475)
                                                     ---------     ---------

Total Stockholders' Deficit                           (570,233)     (608,839)
                                                     ---------     ---------

TOTAL LIABILITIES &
STOCKHOLDERS' DEFICIT                                  $32,656      $123,943
                                                     =========     =========

                     DIGITAL TECHNOLOGIES MEDIA GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                NINE MONTH PERIOD FROM APRIL 1, 1995 (INCEPTION)
              TO DECEMBER 31, 1995 AND YEAR ENDED DECEMBER 31, 1996

                                            Restated
                                              1995                1996
Revenue:
Domestic                                                      $ 327,300
Foreign                                    $  76,000            674,000
                                           ---------          ---------
Total                                         76,000          1,001,300
                                           ---------          ---------

Cost of Sales:
     Selling expenses                        (23,883)          (122,236)
     Royalties                              ( 60,000)          (638,000)
                                           ---------          ---------
                                            ( 83,883)          (760,236)
                                           ---------          ---------
Gross Profit (Loss)                         (  7,883)           241,064

Operating Expenses:

Administrative                              ( 91,697)          ( 42,717)
Rent (Note 8)                               ( 36,036)          (115,281)
Compensation (Note 8)                       (219,000)          (325,000)
Travel & entertainment                      ( 53,085)          ( 47,287)
Professional fees (Note 7)                  ( 90,375)          ( 91,000)
                                           ---------          ---------
                                            (490,193)          (621,285)
                                           ---------          ---------
Operating Loss                              (498,076)          (380,221)

Other Expense:
     Interest expense (Notes 2 and 5)       (176,529)          ( 14,675)
     Miscellaneous (Notes 7 and 8)          ( 74,656)             8,539
                                           ---------          ---------
                                            (251,185)         (   6,136)
                                           ---------          ---------

Net Loss Before Taxes                       (749,261)          (386,357)

Tax Expense - California                    (    800)          (    800)
                                           ---------          ---------

Net Loss                                    (750,061)          (387,157)
                                           =========          =========

Loss Per Share (Note 3)                       ($0.27)             ($.07)
                                               =====              =====

Weighted Average Shares (Note 3)           2,795,000          5,567,000
                                           =========          =========

                     DIGITAL TECHNOLOGIES MEDIA GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                NINE MONTH PERIOD FROM APRIL 1, 1995 (INCEPTION)
              TO DECEMBER 31, 1995 AND YEAR ENDED DECEMBER 31, 1996

                                                      1995           1996
                                                      ----           ----
Operating Activities:
    Net Loss                                       ($750,061)     ($387,157)
   Adjustments to reconcile
       net loss to net cash used
       by operating activities:
       Depreciation and amortization                   3,300          4,000
     Provision for bad debts and discount
         on long-term receivables                     16,000          6,000
     Accrued royalties                                60,000        232,400
     Provision for contingencies                     207,000         48,000
     Changes in operating assets and liabilities:
     (Increase) in:
           Accounts receivable                       (36,300)       (93,700)
      Increase (Decrease) in:
           Deferred revenue                           57,500        (33,500)
           Accounts payable
  and other liabilities                              149,117        202,820
                                                   ---------      ---------
Total Adjustments                                    456,617        366,020
                                                   ---------      ---------
Net cash provided (used) by
  operating activities                              (293,444)        21,137
Investing Activities:
   Purchase of business property                     (15,656)        (4,476)
                                                   ---------      ---------
   Net cash used in investing activities             (15,656)        (4,476)
                                                   ---------      ---------
Financing Activities:
   Convertible debt issuance                         275,000
   Loans payable                                      34,100          1,875
   Dividend to preferred shareholder                                (15,000)
                                                   ---------       ---------
   Net cash provided (used) by
    financing activities                             309,100        (13,125)
                                                   ---------       ---------

Increase in cash                                           0          3,536
Net cash- beginning of period                              0              0
                                                   ---------       --------
Net cash-end of period                              $      0       $  3,536
                                                   =========       ========

Supplemental cash flow information:
  Interest paid                                      $10,529              0
                                                   =========       ========
  Income taxed paid                                 $    800       $    800
                                                   =========       ========

                     DIGITAL TECHNOLOGIES MEDIA GROUP, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                NINE MONTH PERIOD FROM APRIL 1, 1995 (INCEPTION)
              TO DECEMBER 31, 1995 AND YEAR ENDED DECEMBER 31, 1996




A note of $3,000,000 was subsequently converted to preferred stock in 11/95 and then common stock in May, 1996. Net interest on the note of $129,950 and a preferred stock dividend of $30,000 was reinvested in common stock. The convertible debt of $256,000 and related accrued interest and warrants were converted to 41,626 common shares as of June 30, 1996. A million shares of common stock were exchanged for M&B shares and $20,000 in net tangible assets were acquired in this merger. The Company also issued 634,500 common shares in 1996 for services rendered.

                     DIGITAL TECHNOLOGIES MEDIA GROUP, INC.

                             CONSOLIDATED STATEMENT
                            OF STOCKHOLDERS' DEFICIT
                                  April 1, 1995
                        (Inception) to December 31, 1996

                                                              Additional
                                           Common Stock         Paid In   Accumulated
                                          Shares    Amount      Capital     Deficit        Total
                                        ---------  -------     ---------  -----------    ---------


Balance 4/l/95 (Inception)              1,230,000  $   128                               $    128

CSI rights acquisition (Note 2)         3,000,000   30,000     $ 20,000                    50,000

CSI reinvestment of interest (Note 2)     129,500    1,295      128,205                   129,500

Loss for period                                                             ($749,318)   (749,318)
                                        ---------  -------     --------   -----------    ---------

Balance 12/31/95                        4,359,500   31,423      148,205      (749,318)   (569,690)

Conversion of convertible debt (Note 5)    41,626      416      276,834                   277,250

Merger with M&B (Note 7)                1,000,000   10,000       10,000                    20,000

Issuance to Company's employees and
consultants                               634,500    6,343       44,415                    50,760

Net loss for period                                                          (387,157)   (387,159)
                                        --------   -------     --------   -----------    ---------
Balance - 12/31/96                      6,035,627  $48,182     $479,454   ($1,136,475)  ($608,839)
                                        =========  =======     ========   ===========    =========

                     DIGITAL TECHNOLOGIES MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         PERIOD ENDED DECEMBER 31, 1995
                        AND YEAR ENDED DECEMBER 31, 1996

Note 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Digital Technologies Group, Inc. (the "Acquirer" or "DTG") was organized in April, 1995 under the laws of the State of Delaware for the purpose of funding the development of television programming and to interface with new technologies. The Company initially issued 1,207,500 shares of common stock with a nominal value of $50.00. In May, 1995, DTG acquired certain rights to distribute the film assets of Communications Services International ("CSI") for convertible debt. (See Note 2).

Miller & Benson International Ltd. ("M&B"). a Delaware corporation, emerged from bankruptcy in 1991 and is a dormant holding company with 5,401,127 shares outstanding as of July 30, 1996 after a 1-for-100 stock split and acquisition of DTG. This company had net tangible assets of $20,000 prior to the merger (See
Note 7).

The Company changed its name to Digital Technologies Media Group, Inc. as of August 1, 1996 ("DTMG" or the "Company"), a Delaware corporation.

Company Business:

Effective with the consummation of the CSI distribution agreement, DTG commenced licensing in September, 1995 in currently available territories. The Company's customers consist of domestic and foreign sub-distributors and sales agents.

Basis of Presentation:

The consolidated financial statements reflect the assets, liabilities, and operations of DTG due to accounting treatment as reverse merger by DTG. (See
Note 7). Certain 1995 amounts have been reclassified into 1996 format.

Going Concern:

As of December 31, 1996 the Company had minimal cash available to meet its future operating requirements. The Company requires additional sales and collections to meet its 1997 operating needs and to satisfy the liabilities outstanding as of 12/31/96. The Company has negative working capital of approximately $654,000. The Company's management is presently negotiating some major market licenses and an acquisition of additional titles for distribution. There can be no assurance of favorably consummating these negotiations at this time.

                     DIGITAL TECHNOLOGIES MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         PERIOD ENDED DECEMBER 31, 1995
                        AND YEAR ENDED DECEMBER 31, 1996

Note 1  (Cont'd)

Going Concern (Cont'd):

Management made that with major reductions in 1995 DTG operational costs including non-recurring items ($200,000) associated with the Company's new technologies personnel who were terminated in early 1996, lower interest ($150,000) due to CSI note conversion, and increased sales activity. As of December 31, 1996 the Company still has an operating loss, including an accrual of $53,000 for landlord settlement, of $393,000 and a stockholders' deficit of $642,000. Therefore, there is a substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Film Revenue and Royalty  Expense Recognition:

Revenues from television license agreements are recognized as each film becomes available for telecasting by the licensees. The Company defines availability as when the films delivered are free of any conflicting licenses in respective territory, and the licensee has fully accepted film materials. Royalty expense is accrued based on earned revenue and the respective producer agreement.

Income Taxes:

The Company may have limitations regarding the use of its apparent net operating loss as of June 30, 1996 due to the transaction described in Note 7.

Accounts Receivable:

Accounts receivable consist of the unpaid portion of license agreements received from customers on a worldwide basis. The Company's management performs credit evaluations of customers and reserves for any potential credit losses. The standard procedure when entering into a licensing agreement requires a payment upon signing and the balance to be paid over a period subsequent to delivery of films licensed. A management evaluation of contracts existing as of 12/31/95 resulted in a $1.1 million reduction in accounts receivable and related revenue due to several significant availability/delivery problems regarding the Company's lack of control over film materials. These problems included difficulty with specific producer approval and customer acceptance of film product. Such facts were discovered subsequent to April, 1996, and the collectible receivables are reflected in the restated 1995 consolidated financial statements. During late 1996, the Company corrected this problem and all receivables at 12/31/96 represent available and deliverable products to Company customers.

                     DIGITAL TECHNOLOGIES MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         PERIOD ENDED DECEMBER 31, 1995
                        AND YEAR ENDED DECEMBER 31, 1996

Note 1  (Cont'd)


Fixed Assets:

Depreciation of furniture and fixtures is being provided by utilization of the straight-line method over the estimated useful lives of the assets is five years.

As of December 31, fixed assets consist of:

                                                        1995        1996
                                                      -------     -------
         Computer equipment                            $8,500      $8,500
         Other                                          7,156      11,632
                                                      -------     -------
                                                       15,656      20,132
         Less accumulated depreciation                 (3,300)     (7,300)
                                                      -------     -------
                                                      $12,356     $12,832
                                                      =======     =======

Common Stock:

In November 1996, the Company issued 634,500 shares to its consultants and employees. The imputed value of this transaction was $50,760.

Note 2 - CSI AGREEMENT:

In May 1995, the Company obtained certain distribution rights for a group of television series and feature films, and certain accounts receivable ($50,000) related to these products from Communication Services International, Inc.("CSI"), a corporation incorporated in Republic of Panama in 1990. CSI is reflected as a commonly-owned entity and all assets are recorded at CSI determinable historical cost.

The Company issued to CSI $3,000,000 secured convertible debenture bearing interest at 10%. Interest of $150,000 was paid to CSI and the funds were reinvested into the Company's common stock, net of $20,500 outstanding receivable due from CSI. On November 2, 1995, the note was converted to convertible preferred stock with 6% dividend. On February 1, 1996 a dividend of $45,000 was paid to CSI and $30,000 was reinvested into the comon stock. The preferred stock was converted to 2,160,000 shares of common stock of May 1, 1996.

 The Chief Executive Officer of the Company was a 3% shareholder of CSI. In July 1996, he formed CSI Ventures, S.A., a foreign corporation, by contributing this stock interest in CSI. In December 1996, CSI Ventures S.A. exchanged its investment for the 2,160,000 shares of the Company held by CSI. Accordingly, CSI Ventures S.A.
is a 36% shareholder of the Company at December 31, 1996.

                     DIGITAL TECHNOLOGIES MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         PERIOD ENDED DECEMBER 31, 1995
                        AND YEAR ENDED DECEMBER 31, 1996

Note 2 - CSI AGREEMENT (Cont'd)

The Company's management originally recognized this transaction as a purchase of film properties. The convertible note was to be paid from the exploitation of these properties. Such intention was supported by an independent film appraisal of $4.3 million. However, the early 1996 problems described in Note 1 made the collection of film revenue on a timely basis unlikely. The Company also has uncertainty regarding its ability to continue at full operational level and the effective control of CSI. Accordingly, the Company's management has restated the 1995 consolidated financial statements by eliminating the $3 million cost, the related valuation assigned to common stock issued, and $60,000 in film amortization expense.

As of December 31, 1996, there has been no 1996 activities with CSI. andthe Company is the exclusive distributor of these CSI film products. The Company remits the appropriate royalties to all producers based on cash collections of film revenue and recoupment of certain distribution costs.

Note 3 - NET LOSS PER SHARE:

Net loss per share is computed using the weighted average number of shares of common stock outstanding December 31, 1995 and 1996, assuming the M&B merger in July, 1996, reinvestment of CSI interest and preferred dividend, and issuance of shares to CSI and Company employees.

Note 4 - LEASE COMMITMENT:

The Company entered into a five-year lease agreement for 3,700 square feet of office space with a term is beginning July 15, 1996. During 1995 and 1996 DTG paid $26,036 and $58,400, respectively, in rent expense. The Company terminated this lease in October, 1996 and entered into a one-year lease for new space at $2,560 per month.

Note 5 - CONVERTIBLE SUBORDINATED DEBT AND WARRANTS EXERCISED:

The Company issued convertible debt with interest of 10.00% per annum amounting to $275,000 in 1995 and $16,000 in accrued interest payable. Such debt, which was secured by receivables, is due through 3/31/97. These notes are now delinquent. The debtholders can convert their obligation to Company's common stock at a price of $20.00 per share or 50% of the initial offering price. Debtholders were also issued warrants to purchase up to 50,000 shares of common stock at a cost of $.001 per share. All notes, accrued interest and warrants, except for $18,750 in notes, were converted as of June 30, 1996 (See Note 7).

                     DIGITAL TECHNOLOGIES MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         PERIOD ENDED DECEMBER 31, 1995
                        AND YEAR ENDED DECEMBER 31, 1996

Note 6 -  STOCKHOLDER SETTLEMENTS

The Company entered into an agreement with a major stockholder for return of 800,000 shares held by him. The shares were cancelled effective December 31, 1995. Such agreement also provides for payment of past compensation net of expense advances which have not been utilized and receivables were transferred upon July 1996 foreclosure of a $25,000 note held by this stockholder. Such amount is still unpaid and reflected in accounts payable. A major stockholder and member of the Board of Directors is owed $9,000 at 12/31/95 and 12/31/96.

Note 7 - REVERSE ACQUISITION

Pursuant to a Stock Exchange Agreement dated June 28, 1996 among ("DTMG"), the shareholders of DTMG and Miller & Benson International, Ltd. ("M&B"), M&B acquired 100% of the outstanding capital stock of DTG in exchange for the issuance of 4,000,000 post-split shares (including $159,950 in reinvested CSI monies) of common stock to DTG for its shareholders and consultants and 401,127 shares of Company common stock to DTG secured convertible subordinated debtholders ($301,127 including accrued interest at conversion) and exchange for their outstanding warrant rights for 50,000 shares of DTMG common stock. The 4,401,127 total shares of common stock represented approximately 81.5% of the issued and outstanding shares of M&B's common stock. As a result, the former shareholders of DTMG may thus be deemed to have acquired control of M&B. For accounting purposes, the acquisition of DTMG by M&B has been treated as a reverse acquisition, with DTMG as the acquirer and the merger of M&B and its 1 million shares of previously issued common stock. All historical financial statements prior to July 30, 1996 (closing) are those of DTMG.

M&B was a dormant public company whose activities during the past several years have been limited to maintaining the corporate entity and evaluating business opportunities. M&B's predecessor entity, Oil Securities, Inc., filed for protection under Chapter 11 of the United States Bankruptcy Code on May 2, 1988 as debtor-in-possession. During the bankruptcy proceedings, M&B liquidated all of its assets and settled or restructured all of its liabilities pursuant to a plan of reorganization confirmed on June 25, 1991. In 1992 an Italian company attempted an acquisition, but abandoned the transaction after a small investment. On May 12, 1993, the bankruptcy proceedings were closed by the entry of an order of final decree by the Bankruptcy Court. As of July 30, 1996, M&B had no revenues, or income for the past three years and net tangible assets of approximately $20,000 and 1 million shares of common stock outstanding. All M&B liabilities were discharged at closing by the sale to outside parties of 166.667 shares of Madera International common stock which was obtained in exchange for 500,000 shares of M&B common stock in June, 1996.

                     DIGITAL TECHNOLOGIES MEDIA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         PERIOD ENDED DECEMBER 31, 1995
                        AND YEAR ENDED DECEMBER 31, 1996

Note 7 - REVERSE ACQUISITION (cont'd):

Madera shares were sold for $23,000 cash in July, 1996 and the funds paid all M&B outstanding liabilities and approximately $20,000 was made available for costs associated with this transaction. All costs were paid by December 31, 1996. M&B had issued 88,033 shares as of July 30, 1996 to certain M&B officers and consultants with reimbursement of $1,550 for past advances to M&B. Such shares have an imputed value of $7,000.

Note 8 - CONTINGENCIES:

In 1995, the Company has accrued $50,000 relative to an asserted claim by the California Franchise Tax Board for unpaid taxes including accrued interest and penalties for the tax period ended December 31, 1984, $52,000 relative to past DTG employment benefit claims which are being appealed by the Company, and $5,000 for a lawsuit settled subsequent to December 31, 1995.

The Company is delinquent relative to certain Federal and California payroll tax obligations and such obligation increased to $64,157 as of December 31, 1996. Also, the Company paid $16,000 of unpaid 1995 compensation during the year.

The Company is in the process of settling with its former landlord regarding 1996 early lease termination. The settlement will entail the payments totaling $53,000 over a two-year period beginning May, 1997. Such amount is accrued as of December 31, 1996.

Note 9 - EXPORT SALES:

The Company earned 37% and 34% of its 1996 revenue in license revenue to Asia and Europe, respectively.

Note 10 - SUBSEQUENT EVENTS:

In January, 1997, the Company issued 75,000 shares of common stock for legal and consulting services. These services were accrued as accounts payable at December 31, 1996.

In April, 1997, a letter of intent was signed between the Company and film producer. Such letter provides the Company will be the international distributor for the producer after a cash advance of $320,000 beginning June, 1997. In addition, the Company will pay $1.8 million and issue 3.7 million shares of common stock in the future.

The Company entered into a commitment with a producer effective January 1, 1997 to provide $60,000 of "trading value" in the Company's common stock in exchange for distribution rights for a group of television specials with no related royalty obligation.