Form 10KSB
period 1999-12-31
DIGITAL TECHNOLOGIES MEDIA GROUP INC
filed 2000-06-15
CIK 318304

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1998 and 1999.

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the transition period from       to

                           Commission File No. 0-9311

                     DIGITAL TECHNOLOGIES MEDIA GROUP, INC.
            ---------------------------------------------------------
           (Name of small business issuer as specified in its charter)

           Delaware                                              87-0269260
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

            2660 Townsgate Road, Westlake Village, California 91361
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: (805) 496-2186

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

YES [] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 1998 totaled $-0-and for fiscal year ended December 31, 1999 totaled $-0-.

As of December 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was approximately $-0-.

As of December 31, 1999, the registrant had outstanding 3,790,627 shares of Common Stock.

     Exhibit index page number: 16

                      DIGITAL TECHNOLOGIES MEDIA GROUP, INC
                      Form 10-K Report for the Fiscal Year
                        Ended December 31, 1998 and 1999


                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----

                                     PART I

Item 1. Business .......................................................    1

Item 2. Properties .....................................................   10

Item 3. Legal Proceedings ..............................................   11

Item 4. Submission of Matters to a Vote of Security Holders.............   11



                                     PART II

Item 5. Market for Registrant's Common Stock and
          Related Stockholder Matters ..................................   11

Item 6. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..........................   11

Item 7. Financial Statements and Supplementary Data ....................   13

Item 8. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ..........................   13



                                    PART III

Item 9. Directors and Executive Officers of the Registrant ............    14

Item 10. Executive Compensation ........................................   15

Item 11. Security Ownership of Certain Beneficial Owners
          and Management ...............................................   15

Item 12. Certain Relationships and Related Transactions ................   16



                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K .........................................   16

Signature ..............................................................   17

                                     PART I

ITEM 1.  BUSINESS

General

The Company was incorporated on January 15, 1949 in the state of Utah under the name of Oil Securities Company, Inc. In July 1984, the Company changed its domicile to the State of Nevada by merger. In July 1996, the Company merged with Miller & Benson International, Ltd. ("M&B") and changed its name to Digital Technologies Media Group, Inc. ("DTG"). The combined Company's name was changed to Digital Technologies Media Group, Inc. Unless the context indicates otherwise, the term "Company" refers to the operations of DTG prior to and following the combination of DTG and M&B. Reference to the Company after approval of the Plan is sometimes as the "Reorganized Debtor." See "Business Combination." The Company was engaged in limited business activities, in fiscal years 1998 and 1999.

Voluntary Reorganization

On January 26, 1999, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Code") BK. N SV 99-10944-GM in Woodland Hills, California, (the "Petition"). The Petition seeks to reorganize the Company by satisfying all of the allowed claims of creditors, or rights to payment, with securities issued by the Company to such creditors under the terms of a plan of reorganization approved by the Bankruptcy Court (the "Plan").

     A. The Company's Proposed Plan

Currently, the Company has limited assets: an interest in office space and a computer server as well as the following Web sites: "Digicommerce.com" and "Digicommerce.net." Through the reorganization process, the Company intends to further develop the Web sites. The Company's historical financial condition is not relevant as the Company's Plan provides that the Company will conduct a completely different type of business. The Reorganized Debtor, the Company, shall operate as a closed end mutual fund specifically designed to engage in investments of startup companies. The Company shall be engaged as a Business Development Corporation pursuant to sections 54-65 of the Investment Company Act by making an election. DataNet Information Systems, Inc ("Data") will be the Company's initial investee company. This initial investment will occur before Plan confirmation so the assets acquired from the purchase of Data are included as assets of the Company.

    B. Formation of a Business Development Corporation ("BDC").

Immediately following the distribution of its Units of Reorganized Debtor's Securities pursuant to the Plan, the Reorganized Debtor will make a Business Development Company election under the Investment Company Act which defines the Company's business purpose, its venture capital investment activities and the type of companies in which it may invest. This election will be made by the filing of a form N54-A. See "Regulation of the Company - a Business Development Company".

The Company shall obtain capital for its investments from investors through private and public debt or equity offerings, as well as the proceeds of liquidation of its own portfolio. Following the Company's inceptive investment in Data, it may be desirable for the Company to make additional follow-on investments. If working capital is not available for such purposes through public or private equity offerings of the Company's securities or securities of Data, the Company may use its assets to guarantee borrowings by it or Data. Additionally, leveraging can be accomplished through the private or public issuance of debt securities or other senior securities, such as preferred stock. Provisions of the Investment Company Act restrict such borrowing and issuances of senior securities. The Company may borrow from banks or other financial institutions and may issue senior securities representing indebtedness in compliance with the asset coverage requirement of Section 80a-18 of the Investment Company Act.

The Company's investment objective is to invest its assets and/or management services in companies with gross sales of less the $500,000 annually and selected situations (such as leveraged buyouts and established business operations that would benefit from public ownership), which demonstrate potential for long-term capital growth.

     C. The Business Activity Of The Company.

The Company will focus its business operations on assisting small corporations (defined in the Investment Company Act as companies with sales of less than $50 million annually) in capital formation. The Company will service two types of companies: "Investment Companies" and "Client Companies."

An Investment Company is defined as a company in which the Company has equity position and which meets the Company's investment objective. An Investment Company typically expects its common stock to be publicly traded at some point in the near future. As part of its growth strategy, an Investment Company expects with the Company's assistance, to prepare and file a registration statement with the Securities and Exchange Commission to raise additional equity capital for its growth.

A Client Company is defined as a company that contracts for the Company's financing and/or selected services on a fee for services basis. The Company supports its Client Companies by offering significant management assistance through a complete range of management and business consulting services. The Company, will act as an incubator for new and development stage business, and will seek to work with larger companies whose products and services have better acceptance in the marketplace. The Company will consistently follow its business plan by incorporating the following services: (1) Capital Formation Services,
(2) Merger and Acquisition Services, (3) Management Consulting Services, and (4) Corporate Partnering.

The Company shall derive its income through management consulting fees charged to the Investment Companies and client companies and profit from the selective sale of the Investment Companies securities it maintains in its portfolio.

     D. Regulation of The Company, A Business Development Company.

A Business Development Company is defined in the Investment Company Act as any closed-end investment company which elects treatment as a Business Development Company under the Investment Company Act and which is operated for the purpose of making investments in eligible portfolio companies, follow-on investments in formerly eligible portfolio companies and investments in certain bankrupt or insolvent companies. An eligible portfolio company is basically a company that does not have ready access to capital through conventional financial channels. It is defined as any United States domiciled company which is not itself an investment company and which (a) does not have a class of securities registered on a national securities exchange or eligible, for margin purchase under Federal Reserve Board rules or (b) is actively controlled by another BDC, either alone or as part of a group acting together and has an affiliate of the Business Development Company on its board of directors. In most instances, a portfolio company must be a company to which the Business Development Company extends significant managerial consulting assistance either through the exercise of control or through an arrangement whereby the Business Development Company, acting through it directors, officers and employees, provides significant guidance and counsel concerning the management operations or business objectives, and policies of the company.

The Investment Company Act prohibits or restricts the Company from investing in certain types of companies, such as Broker/Dealers (which must be wholly-owned by the BDC), insurance companies, investment banking firms and investment companies (with exception to wholly owned Small Business Investment Companies licensed by the Small Business Administration).

The Investment Company Act also limits the type of assets that the Company may acquire to qualifying assets and certain other assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Company's assets consist of qualifying assets. Qualifying assets include:

     a. Securities of companies that were eligible portfolio companies at the time that the Company acquired their securities,
     b. Securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies,
     c. Securities acquired as follow-on investments in companies that were eligible portfolio companies, provided that the Company has maintained a substantial portion of its initial investment in those companies,
     d. Securities received in exchange for or distributed on or with respect to any of the foregoing, and
     e. Cash items, U.S. Government securities and Investment quality short-term debt securities.

The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased for the securities to be considered as qualifying assets.

The Company shall be permitted by the Investment Company Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock provided its asset coverage, as defined in the Investment Company Act is at least 200% after the issuance of the debt or the preferred stock.

The Company thus may sell its portfolio securities at a price that is below the prevailing net asset value per share only upon the approval of the holders of a majority of its voting securities held by nonaffiliated persons, at its last annual meeting or within one year prior to the transactions. In addition, the Company may from time to time repurchase its common stock subject to the restrictions of the Investment Company Act and the corporate laws of the state of its incorporation.

A Business Development Company may issue limited amounts of warrants, options and rights to purchase its securities to its directors, officers and employees (and provide loans to those persons for the exercise thereof) in connection with an executive compensation plan, if certain conditions are met. These conditions include the approval of:

     a.   A majority of the Company's voting securities,
     b.   A majority of the independent members of its Board of Directors,
     c. A majority of the directors who have no financial interest in the transaction.

The issuance of options warrants or rights to directors who are not also officers or employees of the Company requires the prior approval of the Securities and Exchange Commission. As defined in the Investment Company Act, the term majority of the Company's outstanding voting securities means the lesser of the vote of:

     1. 67% or more of the Company's common stock present at a meeting, if holders of more that 50% of the outstanding common stock are present or represented by proxy, or
     2.   More than 50% of the Company's outstanding common stock.

Under the Investment Company Act, as applied to a Business Development Company, most transactions involving the Company and its affiliates (as well as affiliates of those affiliates) require the prior approval of a majority of the Company's independent directors and a majority of the directors having no financial interest in such transactions.

Some transactions involving certain closely affiliated persons of the Company, including its directors, officers, and employees require the prior approval of the Securities and Exchange Commission. In general, (a) any person who owns, controls or those holders with power to vote more than 5% of the Company's outstanding common stock, (b) any director, executive officer or general partner or that person, and (c) any person who directly or indirectly controls, is controlled by, or is under common control with that person, must obtain the prior approval of a majority of the Company's independent directors, and in some situations, the prior approval of the Securities and Exchange Commission, before engaging in certain transactions involving the Company or any company controlled by the Company. The Investment Company Act generally does not restrict transactions between the Company and its Investment Companies.

In accordance with Section 18-56(a) of the Investment Company Act, a majority of the members of the Company's Board of Directors must not be interested persons of the Company as that term is defined in Section 18-2(a)(19) of the Investment Company Act. Generally, interested persons of the Company include all affiliated persons of the Company and members of their immediate families, any interested person of an Underwriter or of an Investment Advisor to the Company, any person who has acted as legal counsel to the Company within the last two fiscal years, or any broker or dealer, or any affiliate of a Broker/Dealer.

It is likely that in some cases the Company may be deemed to be an affiliate of the companies in which it invests by virtue of sharing control of those companies, as a result of its stockholdings, the positions of its officers and directors who also serve a directors and officers of such Investment Companies, or for other reasons. Additional restriction on the ability of the Company to sell or transfer securities of its Investment Companies could also be severely limited by the nature of the insider trading rules imposed under the Investment Company Act.

     E.   Risks of the Company

In addition to the above-described provisions of the Investment Company Act, there are a number of other provisions of the federal securities laws that affect the ongoing operations of the Company. Restrictions imposed by federal and state securities laws, in addition to possible contractual provisions, may affect adversely the ability of the Company to sell or otherwise to distribute its portfolio securities.

Most, if not all securities, in which the Company acquires as venture capital investments will be restricted securities within the meaning of the Securities Act of 1933, as amended, and will not be permitted to be resold without compliance with the Securities and Exchange Act. Thus, the Company will not be permitted to resell portfolio securities unless a registration statement has been declared effective, or unless the Company is able to rely on an available exemption from such registration requirements. In most cases, the Company will endeavor to obtain from its Investment Companies registration rights pursuant to which the Company will be able to demand that an Investment Company register the securities owned by the Company at the expense of the Investment Company. Even if the Investment Companies bear this expense, however, the registration of the securities owned by the Company is likely to be a time consuming process, and the Company always bears the risk, because of these delays, that it will be unable to resell such securities, or that it will not be able to obtain an attractive price for the securities, Additionally, the Company may never be able to distribute the securities of certain Investment Companies to stockholders in certain states because the Investment Companies may not qualify for registration in those states, pursuant to each individual state blue sky laws.

Sometimes the Company will not register portfolio securities for sale but will seek to rely upon an exemption from registration. In most cases, the expenses associated with seeking exemptive relief will be borne by the Company. The most likely exemption available to the Company is section 4(1) of the Securities Act of 1933, which in effect, exempts sales of securities not involving a distribution of the securities. This exemption will likely be available to permit a private sale of portfolio securities, and in some cases a public sale, if the provisions of Rule 144 promulgated under the Securities Act of 1933 are satisfied. In general, under Rule 144 affiliates may, in certain circumstances, sell within any three-month period a number of shares not to exceed the greater of (a) 1% of the then outstanding shares of common stock, or (b) the average weekly trading volume of the common stock during the previous four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain provisions, notice requirements and the availability of public information about the issuer. A person who is not deemed to have been an affiliate of the issuer at any time during the three months preceding a sale and who also has beneficially owned his shares for at least three years would be entitle to sell such shares under Rule 144 without regard to the volume limitation, manner of sale provisions, notice requirements or the availability of public information requirement otherwise applicable.

The Company may elect to distribute in-kind securities of Investment Companies to its stockholders. Prior to any such distributions, the Company expects that it will need to file, and cause the issuers of such distributed securities to file, a registration statement or in the alternative, an information statement which will permit the distribution of such securities and also permit distributed stockholders of the Company to sell such distributed securities. Notwithstanding the forgoing and the filing of a registration statement, stockholders in certain states may not be eligible to receive certain in-kind distributions due to state securities law restrictions.

     F.   Initial Transactions By Company.

The Company's initial Investee Company will be Data. Once the Data venture is consummated, and all terms and conditions are met the Company will invest in other companies. Digi Commerce Corporation will be the Company's second Investee Company; Digi Commerce will be formed upon Plan confirmation.

          (i) Acquisition of Data

Data is the initial Investee Company of the Company. The Company had with approval of the Bankruptcy Court, acquired 1,000,000 shares of Data common stock (representing 100% of Data's total stock outstanding) from First Portland Corporation (30% shareholder), Bernie Budney (55% shareholder) and Jande International Holdings LLC (15% shareholder) by issuing such shareholders of Data one share of the Company's Class A Preferred Stock for every ten shares of Data common stock owned. The purchase of 100% of the Data common stock will result in Data's shareholders holding 100,000 shares of the Class A Preferred Stock of the Company. The acquisition of Data also required a $100,000 capital contribution from the Company, and a total capital contribution of $1,000,000 over a two year period.

The Company intends to distribute thirty percent (30%), 300,000 shares of common stock, of the Data securities owned by it to shareholders who are to receive securities under the Plan on a Pro Rata basis based upon Units held. The Company has agreed to provide Data $1,000,000 (of which $100,000 has already been paid) over a two year period for operational purposes including marketing, sales and development. Once Data has received a total of $1,000,000, the Company will register the Data stock owned by it with the Securities and Exchange Commission. The registration of Data stock also will include the common stock resulting from the conversion of the Class A Preferred Stock. The Class A Preferred Stock issued in exchange for Data common stock will not be issued pursuant to Section 1145 of the Bankruptcy Code. It is anticipated that the Data Common Stock will be registered within one year of Plan Confirmation.

As defined by the Plan, "Class A Preferred Stock" means One Hundred Thousand (100,000) shares of Class A Preferred Stock issued by the Company. The Class A Preferred Stock shall be convertible into common stock of Data held by the Company upon the earlier to occur: (i) twelve (12) months from issuance, (ii) an investment totaling $1,000,000 is made in Data by the Company, or (iii) a registration with the Securities and Exchange Commission of Data's stock becomes effective. The Class A Preferred Stock shall be convertible into Data common stock pursuant to the following formula: the converted shares shall be equal to 68% of the total Data common shares (3.4 million shares) to be issued after conversion. Twelve percent (12%) of the issued Data common shares (600,000 shares) shall be reserved for private placements and other stock issuances and 20% of the Data common shares (1,000,000 shares) will remain with the Company. Thus, if all of the Preferred Class A Stock is converted to the Common Stock of Data, the Company will retain 20% of the Data common stock (1,000,000 shares) and Company's Creditors and Interest Holders will hold a total of 6% (300,000 shares) upon registration of the DataNet Common Stock. Therefore, upon conversion control of Data will shift to the holders of the Class A Preferred Stock.

          (ii) Data Business Operations and Assets.

Data owns the product and distribution rights to the Pocket MLS. The Pocket MLS provides instant access to current, affordable and portable multiple-listing real property information instantaneously whether the user is in the office, at home or on the road. The current product is a very basic personal digital assistant (PDA) called a "Reader" that realtors can use to search and view current MLS information. There are approximately 5,600 Readers, 1,400 of which are currently in the field. The Reader, along with the software, replaces the traditional MLS printed catalogue and is updated on a daily basis. Currently, Data has contracts with 34 of the approximate 1,700 real estate boards nationwide to supply MLS information to their members by way of the Pocket MLS. Through Data's proprietary software and compression technology, a user of the Pocket MLS is able to access the Real Estate Board's current MLS information each night, and download multiple listing information so that the Reader can be updated. Currently, the reader is supplied to realtors at no charge, and users pay an update fee of $30.00 per month, usually by credit card.

Data's products include the Reader and a PCMCIA card burner and SCCI card which together make up the "loader." The loader is attached to a personal computer which is updated daily through its modem by Data's master server. DataNet owns the Info Reader, DataNet Infopak and Infocard, the technology used for the Pocket MLS and PCMCIA card, and United States patents are currently pending with respect to such technology. DataNet has no reason to believe that its rights with respect to this technology are subject to challenge.

A major distinction exists between the ability to access multiple listing services through the Internet in one's office or by a portable laptop (which is exceedingly costly) and the Pocket MLS, which costs approximately $30 per month.

While computer access to MLS information exists and has existed for a number of years, both by desktop computers and laptop, this information source is not a direct competitor of the Pocket MLS, which is a personal digital assistant
(PDA), a new technology. With the PDA, one is able to download the pertinent MLS information once a day (in about a minute) and carry such information on the PCMCIA card, which with DataNet's compression technology, holds a large amount of information and allows one to complete a search in seconds (far faster than a PC or laptop). A desktop computer is not portable, needs an expensive desktop program such as Top Performer (tm), to store the MLS information, is slower than the Pocket MLS and costs many times more than the Pocket MLS in terms of hardware and downloading costs. A huge distinction exists between the market for laptop/notebook computers and PDAs.

The only direct competition known to exist with respect to the Pocket MLS is a new product that is supposed to be introduced some time in the year 2000 that is based on the Palm Pilot PDA. This product will work off a desktop program and will allow the user to transfer MLS data from the user's computer to the Palm Pilot PDA (instead of printing out a report). The Palm Pilot PDA does not use a PCMCIA card or compression technology, thus, this technology carries a limited amount of data and its search capabilities are limited.

Data's management team consists of Ely J. Mandell (Ely J. Mandell is the current President and CEO of the Company) and Bernie Budney. Bernie Budney is Data's President; Ely J. Mandell serves as Data's Secretary/Director and Executive Vice President.

          (iii) History of Data

Data was formed December 1999 as a Nevada corporation. Data acquired its assets from (i) the voluntary foreclosure on the assets of DataNet Enterprises, LLC and
(ii) the purchase of the assets of Millennium Information Systems Inc. ("Millennium"). DataNet Enterprises, LLC and Millennium were unrelated entities pursuing the same business objectives. Millennium was a separate company from DataNet Enterprises, LLC and was financially sound. Millennium was the distributor of DataNet Enterprises, LLC in Western Canada.

DataNet Enterprises, LLC was run solely by David Noles, and Millennium was owned and operated by Bernie Budney. While Bernie Budney will have an active management position in Data, David Noles will not hold a management position and will not be involved with Data. Data purchased the assets of DataNet Enterprises, LLC but did not assume DataNet Enterprises, LLC's liabilities. Data also purchased the assets of Millennium. At the time the Millennium assets were purchased, Millennium was generating a positive cash flow and had no debt. DataNet Enterprises, LLC and Data are two totally different companies. The only similarity is that they were marketing the same product. DataNet Enterprises, LLC had over $3,000,000 in debt and Data has only $740,000 in debt. It was DataNet Enterprises, LLC's extensive debt that resulted in the liquidation of its assets. DataNet Enterprises, LLC was unable to succeed because the debt it was servicing was too high. The problems that DataNet Enterprises, LLC encountered were twofold. First, it paid too much for its assets when it started and it was undercapitalized. Second, DataNet Enterprises LLC did not offer good customer service and did not aggressively pursue sales. The combination of these problems caused not to be able to meet its commitments in a timely manner or not at all.

The operating costs experienced by DataNet Enterprises, LLC have been reduced by Data by over 50% as a result of restructuring of debt into equity and by transferring its call center and computer operations center to Canada to take advantage of the favorable exchange rates between the Canadian and United States dollar and very competitive phone rates. The foreclosure on DataNet Enterprises, LLC's assets was voluntary and at the request of Data to insure that Data received clean title to the assets.

          (iv) Anticipated Investee Company/ Digi Commerce Inc.

As soon as practical after confirmation of the Plan, the Company intends to incorporate Digi Commerce, Inc. under the laws of the State of Nevada. Digi will be a start-up E-commerce travel reservations World Wide Web design Assistance Company with Internet Service Provider aspects. Digi will provide web design and access assistance to merchants in a mall or portal type of setting for specific travel destinations where Digi intends to open its cafes. Digi will also maintain, market and operate DIGI-commerce.net and DIGI-commerce.com, which will sell various products, including sporting good products in accordance with the Fogdog Sorts contract over the Internet.

Digi will have 20,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock. Upon formation, Digi shall issue 4,000,000 shares of common stock, which constitutes 100% of issued Digi common stock, to the Company in exchange for a transfer of all of the Company's assets excluding the Rights of Action. The Company intends to distribute thirty percent (30%) of the Digi stock to parties who are to receive securities under the Plan on a Pro Rata basis. The Digi Stock shall be registered and will not be issued pursuant to Section 1145 of the Code. Ely J. Mandell shall serve as President and sole Director of Digi. Other officers will be named upon formation of Digi.

     G.   Amendment to Charter Documents of the Company and Other Matters

Amendments to Articles of Incorporation of Digital Technologies Media Group, Inc

On the Effective Date, the Board of Directors of the Company shall be authorized to amend the Articles of Incorporation and Bylaws to accomplish the following:

     (i) Change the Company's name to "Central Capital Venture Corporation," or such other name as the Board of Directors determines;

     (ii) Change the place of incorporation of the Company to Nevada or any other state, which the Board of Directors determines;

     (ii) Effect quasi-reorganization for accounting purposes;

     (iii)Authorize 20,000,000 shares of no par value common stock;

     (iv) Authorize 1,000,000 shares of no par value preferred stock. The Board of Directors shall determine in their discretion the rights, performances, privileges, and restrictions granted to or imposed on any wholly unissued class of such shares or any wholly unissued series of any class of such shares;

     (v)  Issue  shares,   warrants  or  other   securities  to  carry  out  any
          transaction contemplated in the Plan without solicitation of or notice to shareholders;

     (vii)Take all action necessary and appropriate to carry out the terms of the Plan;

     (viii)Amend the Company's Articles of Incorporation and/or bylaws to provide the maximum indemnification or other protections to the Company's officers and directors that is allowed under applicable law;

     (ix) In accordance with Section 1123(a)(b) of the Code, include within its charter a provision prohibiting the issuance of nonvoting equity securities.

   H.   The $310,000 Loan Transaction / The Company's Notes

Pursuant to Bankruptcy Court approval, the Company was authorized to borrow up to $310,000 from several individuals and issue its notes to evidence the indebtedness (the "Company's Certificates of Indebtedness"). The funds from the Company's Certificates of Indebtedness will be used to fund the Data transaction, the costs associated with acquisition of 1,000,000 shares of Data common stock, the costs associated with reorganizing the Company including the printing and mailing of the disclosure statement materials to all Creditors and shareholders, as well as general working capital for the Company.

The net proceeds of the loan have been and are used to fund the cash payments required under the Plan for Administrative Claims and the expenses associated with printing and noticing the Plan and disclosure statement, fund the purchase of Data and provide capital for post-confirmation operations.

The borrowings under the Company's Notes constitute administrative claims against the bankruptcy estate. Under the terms of the borrowing, the Company agreed not to encumber any property of the estate with liens or security interests not in existence and, not to incur any indebtedness senior in priority to the indebtedness represented by the Company's Notes.

The Company's Notes:

1. Carry an interest rate of 10% per annum;
2. The principal and interest accrued under the Note shall be due and payable one year from issuance;
3. The Note shall inure to the benefit of and shall be binding on any successors or assigns of the Company;
4. If the case is converted to Chapter 7, a Chapter 11 trustee is appointed or the Company's Plan is not confirmed, the Note shall become immediately due and payable;
5. The Note may not be transferred, absent registration under the Securities Act of 1933 or absent an exception from such registration requirements;
6. The obligations represented by the Company's Note shall constitute a priority claim pursuant to Section 364(b) of the Bankruptcy Code; and

7. On or after the Effective Date, holders of the Company's Notes may elect to convert such Company's Notes to Units at a ratio of 1 Unit per dollar loaned.

     I. Marketing

Since there was no revenue during the years ended December 31, 1998 and 1999, there is no marketing of any product or service during the reporting periods.

     J. Government and Other Regulation

The Company was inactive and had no employees and had no compliance issues with any federal and state governmental agencies.

     K. Business Combination

The Company did not engage in any business combination during the reporting periods.

     L. Events Leading to Chapter 11 Filing

Subsequent to July 30, 1996, the Company formed DTG Entertainment, Inc., (DTG) a wholly owned subsidiary of the Company, to capitalize on the expanding international television distribution market and to become part of rapidly converging film, television, music, media and computer industries on the internet. DTG purchased assets from Communication Services Inc. (CSI), which consisted of various accounts receivable and film rights, for convertible preferred stock of the Company, which was simultaneously converted into common stock of the Company. The Company through DTG, intended to develop, produce and distribute a film library of television shows, made-for-television movies and documentary series. The Company's business plan was to raise between $800,000 and $1,000,000, together with advances from DTG's licensees and loan proceeds, to develop and distribute the DTG Library and to acquire, produce, distribute and exploit a film library of feature-length motion pictures, documentaries, educational films, and television series.

Arthur Newberger ("Newberger") was the President/CEO and Chairman of the Board of Directors of DTG. Newberger provided an impressive resume to the Company's board of directors. As a senior corporate officer for major agencies such as ICM and Ashley Famous, Newberger represented that he was responsible for guiding the careers of many leading artists and groups, including Neil Diamond, Stevie Wonder, Linda Ronstadt and the Ice Capades.

Under Newberger's direction, DTG's emphasis was to be the acquisition of predominantly U.S. produced theatrical and television product -- product highly sought after by both foreign and domestic buyers. Newberger claimed he could secure exclusive distribution rights to quality material and could license such material to its business contacts worldwide. In addition, DTG, through Newberger, claimed to have been offered the opportunity to represent a prestigious film library containing over 1,000 hours of family entertainment, which was to include documentaries and nature-oriented series. The Company raised $325,000 from private lenders to initiate its business plan. Newberger promised lenders that their loans were fully secured and would be repaid by solid receivables, escrowed in Marathon Bank. DTG's management at the time claimed to have experienced no bad debt in the previous five years, and that any uncollected receivables pursuant to the escrow would be replaced. Newberger also represented that DTG possessed a close relationship with many cable, broadcast and independent networks, including The Discovery Channel, a major worldwide cable distributor. Newberger furthermore stated DTG was in negotiations with The Discovery Channel regarding a co-production venture for a five day per week series featuring stock investments. Newberger represented to his Board of Directors, that DTG was developing a four-hour mini-series based on the history of the Warner Bros. Studio for broadcast on a major U.S. television network. As it turned out all of the above mention representations could not be substantiated.

On July 30, 1996, Ely J. Mandell was hired by the Company, as its Chief Financial Officer and a Director. Mr. Mandell's responsibilities included liaison by and between the Company and the Company's auditor, J. Jay Shapiro, CPA ("Shapiro"), and securities counsel, as well as instructing the Company's bookkeeper in software utilization. On or about August 5, 1996, Shapiro produced his initial audit of the Company for inclusion in the Company's Form 10 to be filed with the Securities and Exchange Commission ("SEC"). It became apparent to Ely J. Mandell after being presented with the Company's initial audit produced by Shapiro, and comparing that with DTG's internal cash flow analysis that something was amiss with the presentation of DTG's financial condition. After extensive review and investigation, Ely J. Mandell immediately brought allegations of financial misdeeds and fraud against Mr. Arthur Newberger, DTG's President and CEO, to both the Company's Board of Directors and Shapiro.
Subsequently a board of directors meeting was called and Shapiro issued a restated audit, which indicated a write down of $800,000 in receivables. Mr. Mandell physically removed himself from the Company's offices on or about the first week of September 1996 and formally resigned his position on November 14, 1996.

Approximately seven months later, , Shapiro expressed his concerns in writing to the Company regarding the Company's internal control system (April 30, 1997), and requested that the Company immediately hire a qualified individual to serve as chief financial officer. Shapiro also instructed the Company to distribute the restated financial statements and its 1996 Form 10-KSB to certain shareholders and debt holders together with a cover letter explaining the reasons for restatements and the resulting financial impact. On May 13, 1997, Shapiro also resigned. Shapiro had issued three separate opinions for his audit of fiscal year 1995, writing the assets down a total of $3,708,881 due to the alleged misrepresentations of Newberger and Shapiro's alleged auditing errors.

On November 8, 1997, Newberger resigned as a director, President and Chief Executive Officer of the Company. The Board of Directors accepted his resignation and on the same date appointed David A. Kekich, President, Chief Executive Officer and Chief Financial Officer. Kekich voted to rescind the acquisition of the CSI assets. On May 18, 1998, Newberger returned the 2,160,000 shares of the Company's stock held by CSI. The other DTG management team members returned 160,000 shares held by them. The Company retired the 2,320,000 shares.

A meeting of the Company's Board of Directors was held October 21, 1998. As a result of the meeting, Ely J. Mandell was again hired by the Board of Directors as acting President of the Company for the purpose of reorganizing the Company under Chapter 11 of the Bankruptcy Code. On January 26, 1999, the Company filed its petition under Chapter 11 of the Bankruptcy Code.

     M. Employees

Currently, the Company has two administrative employees, Ely J. Mandell and David A. Kekich, who are also officers and directors. The Bankruptcy Court allowed both administrators to service the Plan of Reorganization for the Company (a Debtor in Possession).

     N. Competition

The Company is presently engaged Research and Development of Internet e-commerce sites and has affiliate sites in operation. The company is aware that there is a multitude of competition all with greater resources than that of the Company.

     O. Take Required Actions

Without shareholder approval, the Board of Directors of Company shall be authorized to take any and all action necessary or appropriate to effectuate any amendments to the Company's Certificate of Incorporation and/or Bylaws called for under the Plan and the Board of Directors and officers of the Company shall be authorized to execute, verify, acknowledge, file and publish any and all instruments or documents that may be required to accomplish the Plan.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal executive offices, consisting of approximately 850 square feet, are located at 2660 Townsgate Road, Suite 725, Westlake Village, California 91361. The Company occupies these offices pursuant to a sublease with Jande International, Holdings, LLC., (of which Mr. Ely Jay Mandell President and Officer of the Company, is a principal). The sublease commenced January 1999 for a term of one year at a monthly rate of $500, since January 2000, the Company has maintained said sublease on a month-to-month basis. The Company believes that its office space is adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently involved in any nonbankruptcy legal proceedings, nor to its knowledge, is any material litigation threatened against the Company or its assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to shareholders during the fourth quarter of the fiscal year ended December 31, 1999.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is not traded on any market and has not traded for the past nine years.

(a) Holders:
         The approximate number of holders of record of Common Shares as of March 30, 2000, was 3,378.

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

The following  discussion and analysis  should be read in  conjunction  with our
financial   statements  and  accompanying  notes  appearing   elsewhere  in  the
Form10-KSB.

Overview

History of Operations

Digital Technologies Media Group, Inc., a Delaware corporation, is the Company (a Debtor in possession) in a Chapter 11 bankruptcy court case. On January 26, 1999, the Company filed bankruptcy caused by a voluntary Chapter 11 petition under the U.S. Bankruptcy code.

During the fiscal year ended December 31, 1997, the Company ceased operations and cancelled 2,320,000 shares of common stock to reverse an asset purchase of a film entertainment library and related film contracts. The then president of the Company resigned and by year-end, the existing corporate entity had no assets.

The Company remained dormant until it developed a business plan and then filed for bankruptcy to confirm the plan. The Company purchased one enterprise, DataNet Information Systems, Inc. (a Nevada corporation), which was acquired pursuant to Bankruptcy Court approval on January 19, 2000. The Company intends to operate as a Business Development Company, which is essentially a closed-end Mutual fund specifically designed to engage in investments of start up companies. Recently, pursuant to Bankruptcy Court Order, the Company received $310,000 in borrowed funds to purchase DataNet Information Systems, Inc. and to pay administrative expenses.

Results of Operations

We believe that period-to-period comparisons of our operating results are not necessarily indicators of future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies experiencing rapid growth and, in particular, rapidly growing companies that operate in evolving markets. We may not be able to successfully address these risks and difficulties.

Comparisons of the Years Ended December 31, 1999 and December 31, 1998

In both years there was no revenue, or gross profit as the Company was inactive.

The operating expenses increased to $143,240 in 1999 from $16,632 in 1998 as a result of the Chapter 11 bankruptcy filing. Approximately $127,000 was incurred for accrued legal and administrative services to finalize prepetition claims (Liabilities) and a plan of reorganization. The balance of the expenses was for rent $6,000 and other typical services related to administrative costs. There were no taxes or interest paid. The net loss for the reasons described were $143,240 and $16,632 in 1999 and 1998, respectively. All tax losses will be carried forward in compliance with IRS regulations.

Liquidity and Capital Resources

The Liquidity of the company is dependent upon the confirmation of the plan of reorganization. The Company had a bank balance of $74 at December 31, 1999. The current liabilities of $135,520 will be part of the plan of reorganization, except for $7,227 of which most of the accrued expense is to a related party for rent, equipment and travel expenses.

The prepetition liabilities totaling $565,549 as well as the $127,293 of professional fees and post petition administrative claims will be converted into common stock under the plan of reorganization subject to final approval of the Bankruptcy Court.

The Company has a going concern issue that may be eliminated as a result of borrowing $310,000, which was received by April 4, 2000. The Company paid $100,000 for the working capital infusion of DataNet Information Systems, Inc., and is keeping the rest ($210,000) for administrative expenses. The $310,000 of notes payable can be converted into common stock at the option of the note holders. The Company believes that the above facts support that it does not have a going concern issue.

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

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are included as a separate section following the signature page to this Form 10-KSB and are incorporated herein by reference:


                     DIGITAL TECHNOLOGIES MEDIA GROUP, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page

Report of Oppenheim & Ostrick, CPA's, Independent Auditors            F-2

Balance Sheet as of December 31, 1998 and 1999                        F-3

Statement of Income for the Years Ended December 31, 1998
(Unaudited) and 1999                                                  F-4

Statement of Stockholders' Equity for the Years Ended
December 31, 1998 (Unaudited) and 1999                                F-5

Statement of Cash Flows the Years Ended December 31,
1998 (Unaudited) and 1999                                             F-6

Notes to Financial Statements                                         F-7 - F-12


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been disagreements with the Company's former accountants, Jay J. Shapiro respecting accounting and financial disclosure which the present officers of the Company believe were materially incorrect, and due to the misrepresentation by previous management. A copy of the letter of Jay .J. Shapiro is attached hereto as an Exhibit. Pursuant to the Disclosure Statement Describing the Third Amended Chapter 11 Plan, the Company may pursue a claim for relief against Jay J. Shapiro.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth in names, ages and positions of the directors and executive officers of the Company as of March 31, 2000. A summary of the background and experience of each of these individuals is set forth after the table.

         Name                   Age        Position
         ----                   ---        --------
         Ely J. Mandell         44         President, Chief Executive Office
                                           and Director

         David A. Kekich        56         Secretary and Director


Ely J. Mandell, President, and Chief Executive Officer, still retains his position as Managing Member of Jande International Holdings LLC, a private Merchant Bank specializing in bankruptcy and reorganization investments. Since January 1990, Mr. Mandell served as President of B.D. Brooke & Company, a professional business development-consulting group, whose clients consist of small public companies, (the predecessor of Jande International Holdings, LLC). Mr. Mandell in these capacities has served on several Public Company Board of Directors; from August 1990 until March 1993, Mr. Mandell was secretary/director of Conquest Ventures, Inc., a public company traded in the over-the-counter market. From July 1992 until March 1993, Mr. Mandell was secretary/director of System Controls, Inc., a public company traded on the Electronic Bulletin Board. Mr. Mandell has also served as director of Electronic Publishing Technologies, a public company traded on the Electronic Bulletin Board. Mr. Mandell attended Arizona State University, and has obtained a degree from Merrill Lynch Institute, Donald T. Regan School of Advanced Financial management and holds the designation of Certified Financial Manager.

David A. Kekich has served as  Secretary  and a Director  of the  Company  since
April 1995. Mr. Kekich is currently President and founder of Red Tree International, a marketing and financial consulting company located in Johnstown, Pennsylvania. From 1985 to 1992, Mr. Kekich was engaged in the public securities markets as a result of his forming and registering three "blind pool" companies. Mr. Kekich holds a Bachelor of Science Degree from Pennsylvania State University and has been licensed in the insurance and real estate fields in the State of California.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such persons, the Company believes that, other than as disclosed below, during the fiscal year ending December 31, 1999, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

The Company had no employees during the reporting periods. However, the Bankruptcy Court appointed Mr. Ely J. Mandell and Mr. David A. Kekich as Administrators of the Company or Debtor in Possession. Mr. Mandell and Mr. Kekich have each accrued the sum of $3,500 per month from January 27, 1999 (a total of $53,967.74 through the period ending May 8, 2000 including $39,064.51 paid through 12-31-99). The sums paid were paid in stock in lieu of cash pursuant to the Plan of Reorganization, 215,871 Units to Jande International Holdings, LLC for Mr. Mandell's services and 215,871 Units to Red Tree International, LLC for Mr. Kekich's services.

The Company intends to pay directors' fees of $500 each for each meeting of the Board of Directors. The Company has no employment contracts but has implemented a Year 2000 Stock Bonus Plan for Employees and Consultants for 250,000 shares of stock none of which has yet to be granted.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of Common Stock of the Company on December 31, 1999 by each director and Named Executive Officer, by all directors and executive officers as a group and by all persons known by the Company to be the beneficial owners of more than five percent of the Company's Common Stock.

                                   Number of Shares           Percent of
   Name and Address               Beneficially Held           Ownership
   ----------------               -----------------          ----------
David A. Kekich                     1,225,000(1)(4)            33.5%
Arkad Group, LLC
247 Shekomeko Blvd.
Johnstown, PA 15905

B. D. Brooke & Co.                    745,000(2)(4)            20.3%
955 So. Virginia, #116
Reno, Nevada 89502

Madera International, Inc.            500,000(5)               13.6%
23548 Calabasas Road, Suite 205
Calabasas, CA 91302

All directors and executive         1,970,000(1)(2)(4)         53.9%
officers (as a group, 2 persons)

---------------------------
(1) Mr. Kekich, an officer and director of the Company, is Manager and a minority Member of the Arkad Group, LLC, which beneficially owns 1,080,000 shares of the Company's common stock.

(2) The shares of B. D. Brooke and Co., are held by Mr. Ely J. Mandell, as custodian for his three minor children, and he disclaims any direct or indirect beneficial ownership of such shares. Jande International Holdings, LLC, is the successor to B. D. Brooke & Company, in which Mr. Mandell is the Managing Member, and maintains a 20% ownership interest, and 80% voting control.

(4) In March 2000 the Company's current Board of Directors withdrew the 1996 Employee and Consultant Stock Bonus Plan, and rescinded all issuances of stock of said plan, including the Form S-8 share issuance. Mr. Mandell owned, in his own name, 145,000 shares of the Company's common stock, pursuant to that plan, and Mr. Kekich owned, in his own name, 145,000 shares of the Company's Common Stock, pursuant to that plan all of which shares were cancelled in March 2000.

(5) Madera International, Inc., transferred all of the stock beneficially owned by it to Gateway Industries Limited, on March 29, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 1, 1995, Digital Technologies Group, Inc. ("DTG") a wholly owned subsidiary of the Registrant, acquired from Communications Services International ("CSI"), a foreign corporation, certain assets including film distribution rights to several television series and some film contracts in exchange for a $3,000,000 Promissory Note, secured by the assets purchased and guaranteed by Mr. Kekich, an officer and director of DTG. In conjunction with the acquisition of assets from CSI, Arthur Newberger, an officer and minority shareholder of CSI (later suspected to be the only shareholder of CSI), became President and Chief Executive Officer of DTG. In November 1995, the $3,000,000 Promissory Note was converted into preferred stock of DTG. Upon the acquisition by the Registrant of DTG, in July 1996, CSI received 2,160,000 shares of the Registrant's common stock in exchange for the DTG Common Stock and Mr. Newberger became President and Chief Executive Officer of the Registrant. Other than this one transaction, the Registrant has not had any further business or financial relationships with CSI. In July 1996,Mr. Newberger organized CSI Ventures, S.A. ("CSIV") and transferred his minority ownership in CSI to CSIV. In December 1996, CSIV acquired the 2,160,000 shares of the Registrant owned by CSI in exchange for CSIV's ownership in CSI. In November 1997 Mr. Newberger had his 2,160,000 shares cancelled by the Company and the film contracts and film library reverted to his former company.

Ely J. Mandell had been a director and Chief Financial Officer of the Company from June 1996 until he resigned in November 1996"). It became apparent to Mr. Mandell after being presented with the Company's initial audit produced by J. Jay Shapiro & Company Independent Auditors, and comparing that with DTG's internal cash flow analysis given to him by Arthur Newberger, that something was amiss with the presentation of DTG's financial condition. After extensive review and investigation, Ely J. Mandell immediately brought allegations of financial misdeeds against Arthur Newberger, DTG's President and CEO, to both the Company's Board of Directors and J. Jay Shapiro & Company Independent Auditors to the Registrant. Subsequently, a board meeting was called and Jay J. Shapiro & Company issued a restated audit, which indicated a write down of $800,000 in receivables, Ely J. Mandell was then forced to resign by Mr. Newberger. As part of a severance pay package, Mr. Mandell was issued 145,000 shares of the Company's Common Stock valued at $.08 per share. Mr. Kekich and Mr. Mandell were also appointed and served as administrators of the Company as Debtor in Possession in the Bankruptcy Proceeding.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(1)  Financial statements are attached hereto starting on page F-2 hereof.

(2) Letter from Jay J. Shapiro, C.P.A addressed to the previous management of the registrant, dated April 30, 1997

(3) Letter of resignation of Jay J. Shapiro, C.P.A, a professional corporation, dated May 13, 1997

(4)  Consent of John Holt Smith, Esq. to "Legal Matters", dated June 13, 2000.


Reports on Form 8-K.

     Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 4, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIGITAL TECHNOLOGIES MEDIA GROUP, INC.


Date:  June 15, 2000                         By: /s/ Ely J. Mandell
                                                 ------------------------
                                                   Ely J. Mandell
                                                   President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                        Title                              Date
   ---------                        -----                              ----

/s/ Ely J. Mandell         President, Chief Executive              June 15, 2000
---------------            Officer and Director
Ely J.  Mandell


/s/ David A. Kekich        Secretary and Director                  June 15, 2000
-------------------
David Kekich