Form 10-K
period 2000-06-30
CENTRAL CAPITAL VENTURE CORP
filed 2000-11-13
CIK 318304

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-KSB



[X] ANNUAL  REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 for the fiscal year ended June 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

                           Commission File No. 0-9311

                     CENTRAL CAPITAL VENTURE CORPORATION.
            ---------------------------------------------------------
           (Name of small business issuer as specified in its charter)

           NEVADA                                              87-0269260
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    310 Village Park, 2660 Townsgate Road, Westlake Village, California 91361
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: (805) 494-4766

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 1999 totaled $(143,240) and for fiscal year ended June 30, 2000 totaled $(32,163).

As of June 30, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was approximately $-0-.

As of June 30, 2000, the registrant had outstanding 2,685,074 shares of Common Stock.

Exhibit index page number:  21
Total sequentially numbered pages in this document: 44


                      CENTRAL CAPITAL VENTURE CORPORATION
                      Form 10-K Report for the Fiscal Year
                               Ended June 30, 2000


                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----

                                     PART I

Item 1. Business ....................................................       3

Item 2. Investments .................................................      10

Item 3. Legal Proceedings ...........................................      12

Item 4. Submission of Matters to a Vote of Security Holders..........      12



                                     PART II

Item 5. Market for Registrant's Common Stock and
          Related Stockholder Matters ...............................      12

Item 6.  Selected Financial Data.....................................      13

Item 7.  Management's Discussion and Analysis of Financial
          Condition..................................................      14

Item 8. Financial Statements and Supplementary Data..................      16

Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure .....................      16



                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons,
             Compliance with Section 16(a) of the Exchange Act ......      16

Item 11. Executive Compensation .....................................      19

Item 12. Security Ownership of Certain Beneficial Owners
              and Management ........................................      19

Item 13. Certain Relationships and Related Transactions .............      21

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K ......................................      21

Signatures ..........................................................      22




                                      RISKS

     Pursuant to Section 64(b) of the Investment Company Act of 1940, we are required to advise you annually that Central Capital Investment Corporation. (the "Company") is engaged in a high-risk business. Investments in small business concerns are extremely speculative. Most of such concerns are privately held. Even if a public market for the securities of such concerns exists, securities purchased by the Company are often restricted from sale or other transfer for specified and significant periods of time. Thus, such investments have little, if any, liquidity, and the Company and you, as its shareholders, must bear significantly larger risks, including possible losses on such investments, than otherwise would be the case with traditional investment companies.

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

Voluntary Reorganization

On January 26, 1999, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Code") BK. N SV 99-10944-GM in Woodland Hills, California, (the "Petition"). The Petition sought to reorganize the Company by satisfying all of the allowed claims of creditors, or rights to payment, with securities issued by the Company to such creditors under the terms of a plan of reorganization approved by the Bankruptcy Court, said plans Final Order was approved on August 17, 2000, and was made effective May 8, 2000 (the "Plan"). Unless the context indicates otherwise, the term "Company" refers to the operations of Central Capital Venture Corporation following the confirmation of the Third Amended Chapter 11 Reorganization Plan. Reference to the Company after approval of the Plan is sometimes as the "Reorganized Debtor." See "Business Combination."

     A. The Company's Confirmed Chapter 11 Reorganization Plan

The Reorganized Company operates as a closed end mutual fund specifically designed to engage in investments of startup companies, a Business Development

Corporation. The Company notified the Securities and Exchange Commission that it elected, pursuant to the provisions of Section 54(a) of the Investment Company Act of 1940, as amended (the "Investment Company Act"), to be subject to the provisions of Sections 55 through 65 of the Investment Company Act on June 19, 2000.

 Following the Company's inceptive investment in DataNet Information Systems, Inc. ("Data") the Company's first Investee company, it may be desirable for the Company to make additional follow-on investments. If working capital is not available for such purposes through public or private equity offerings of the Company's securities or securities of Data, the Company may use its assets to guarantee borrowings by it or Data.

     B.  The Business Activity Of The Company.

The Company has no independent investment advisor. The Company's investment decisions are made by its officers, in accordance with the Company's established investment policies and objectives, subject to oversight by its Board of Directors. The Company focuses its' business operations on assisting small corporations (defined in the Investment Company Act as companies with sales of less than $50 million annually) in capital formation. The Company will service two types of companies: "Investment Companies" and "Client Companies."

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

A Client Company is defined as a company that contracts for the Company's financing and/or selected services on a fee for services basis. The Company supports its Client Companies by offering significant management assistance through a complete range of management and business consulting services. The Company, acts as a management incubator for new and development stage business, and will seek to work with larger companies whose products and services have better acceptance in the marketplace. The Company will consistently follow its business plan by incorporating the following services: (1) Capital Formation Services, (2) Merger and Acquisition Services, (3) Management Consulting Services charged to the Investment Companies and client companies, (4) Corporate Partnering, (5) and if available profit from the selective sale of the Investment Companies securities it maintains in its portfolio.

CERTAIN NON-COMPLIANCE BY PORTFOLIO COMPANIES

Although the Company's agreements with its portfolio companies require those companies to furnish the Company with periodic and/or annual financial statements, certain of its portfolio companies fail to supply intentionally (or are anticipated by the Company to fail to supply) the financial statements or to otherwise comply with the covenants required of them. The Company will deal with these failures on a case-by-case basis, and the exercise the business sense associated with each remedy, utilizing the judgment of the Company's Board of Directors, or the appropriate the legal requirement, for the action the Company may take.

     C. Regulation of The Company, A Business Development Company.

The Company is a closed-end, non-diversified investment company that has elected to be regulated as a Business Development Company under the 1940 Act and, as such, is subject to regulation under that Act. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between the Company and its affiliates, principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the Company's directors be persons other than "interested persons," as defined in the 1940 Act. In addition, the 1940 Act prohibits the Company from changing the nature of its business so as to cease to be, or to withdraw its election as, a Business Development Company unless so authorized by the vote of the holders of a majority of its outstanding voting securities.

A Business Development Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock having rights as to voting, liquidation and dividends which are senior to the Company's common stock (collectively, "Senior Securities," as defined in the 1940 Act) if the asset coverage, as defined in the 1940 Act, of any Senior Security is at least 200% immediately after each such issuance and certain other conditions are met. Also, while Senior Securities constituting preferred stock are outstanding (other than preferred stock), provision must be made to prohibit any distributions to shareholders or the repurchase of such securities or shares unless the applicable asset coverage ratios are met at the time of the distribution or repurchase. The Company may also borrow amounts from banks evidenced by notes not to be publicly distributed or for temporary purposes if the borrowing does not exceed 5% of the value of its total assets. A loan is presumed to be for temporary purposes if it is repaid within sixty days and is not extended or renewed.

Under the 1940 Act, a Business Development Company may not acquire any asset, other than assets of the type listed in Section 55(a) of the 1940 Act ("Qualifying Assets") unless, when the acquisition is made, such Qualifying Assets represent at least 70% of its total assets. The principal categories of Qualifying Assets relevant to the business of the Company are the following:

             (1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An "eligible portfolio company" is defined, in pertinent part, in the 1940 Act as any issuer which:

                  (a) is organized under the laws of, and has its principal place of business in, the United States;

                  (b) is not an investment company other than another SBIC that is wholly-owned by the Company;

                  (c) and does not have any class of securities with respect to which margin credit may be extended under federal law.

             (2)  Securities   of  any  eligible   portfolio   company  that  is
                  controlled by the Business Development Company.

             (3) Securities received in exchange for or distributed on or with respect to securities described in items (1) or (2) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

             (4) Cash, cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment.

         In addition, a Business Development Company must have been organized (and have its principal place of business) in the United States for the purpose of making investments in the types of securities described in items (1) or (2) above and, in order to count the securities as Qualifying Assets for the purpose of the 70% test, the Business Development Company must either control the issuer of the securities or make available to the issuer of the securities significant managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby a Business Development Company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company;

The Investment Company Act prohibits or restricts the Company from investing in certain types of companies, such as Broker/Dealers (with the exception that they are wholly-owned subsidiaries of the BDC), insurance companies, investment banking firms and investment companies (with exception to wholly owned Small Business Investment Companies licensed by the Small Business Administration).

The Investment Company Act also limits the type of assets that the Company may acquire to qualifying assets and certain other assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Company's assets consist of qualifying assets. Qualifying assets include:

     a. Securities of companies that were eligible portfolio companies at the time that the Company acquired their securities,
     b. Securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies,
     c. Securities acquired as follow-on investments in companies that were eligible portfolio companies, provided that the Company has maintained a substantial portion of its initial investment in those companies,
     d. Securities received in exchange for or distributed on or with respect to any of the foregoing, and,

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

The issuance of options warrants or rights to directors who are not also officers or employees of the Company requires the prior approval of the Securities and Exchange Commission. As defined in the Investment Company Act, the term majority of the Company's outstanding voting securities mean the lesser of the vote of:

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

     D.   Risks of the Company

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

Most, if not all securities, in which the Company acquires as venture capital investments will be restricted securities within the meaning of the Securities Act of 1933, as amended, and will not be permitted to be resold without compliance of the Securities and Exchange Act. Thus, the Company will not be permitted to resell portfolio securities unless a registration statement has been declared effective, or unless the Company is able to rely on an available exemption from such registration requirements. In most cases, the Company will endeavor to obtain from its Investment Companies registration rights pursuant to which the Company will be able to demand that an Investment Company register the securities owned by the Company at the expense of the Investment Company. Even if the Investment Companies bear this expense, however, the registration of the securities owned by the Company is likely to be a time consuming process, and the Company always bears the risk, because of these delays, that it will be unable to resell such securities, or that it will not be able to obtain an attractive price for the securities, Additionally, the Company may never be able to distribute the securities of certain Investment Companies to stockholders in certain states because the Investment Companies may not qualify for registration in those states, pursuant to each individual state blue sky laws.

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

          E. Marketing

Since there was negative revenue during the six months ended June 30 2000, there is no marketing of any product or service during the reporting periods.

          F. Government and Other Regulation

The Company was solely engaged in bringing its books and records up to reporting standards, and complying with the other basic requirements of the provisions of
Section 54(a) of the Investment Company Act of 1940, as amended (the "Investment Company Act"), specifically the provisions of Sections 55 through 65 of the Investment Company Act and had no employees except that of part time and occasional labor, and had no compliance issues with any federal and state governmental agencies.

      G. Business Combination

The Company did not engage in any business combination during the reporting periods.

        H. Employees

Currently, the Company has one employee; it's President Lewis I. Williams, IV, who has elected not to accept a salary. During the period from January 1, 2000 until June 19, 2000 the Company had two employees and administrators; Ely J. Mandell and David A. Kekich, who were also officers and directors of the Predecessor Company (a Debtor in Possession), the Bankruptcy Court allowed both administrators to service the Plan of Reorganization for the Company.

          I. Competition

The Company is presently engaged as a Business Development Company, a closed end mutual fund designed to invest in start-up venture capital situation the company is aware that there is at least twelve publicly traded Business Development Company's all with greater resources than that of the Company, as well as a multitude of private Venture Capital Funds all with greater resource, larger deal flow, and more capitalization that that of the Company.

         J. Facilities, Personnel

The Company's principal executive offices, consisting of approximately 1,500 square feet, are located at 310 Village Park, 2660 Townsgate Road, Westlake Village, California 91361. The Company occupies these offices, and subleases a portion of the office space to its Investee Company's pursuant to several sublease agreements. Additionally, its past President personally guarantees the

Company's office space; therefore it has entered into a sublease agreement with Jande International, Holdings, LLC. (of which Mr. Ely Jay Mandell a major shareholder of the Company, is a principal). The lease commenced July 2000 for a term of two years at a monthly rate of $1,900, each sublease is herein described: DataNet Information Systems, Inc. $500.00 per month, Digi Commerce Corporation $500.00 per month, Jande International Holdings, Llc.$200.00 per month. The Company believes that its office space is adequate for its current needs.

As of June 30, 2000, the Company had no full-time employees. The Company has from time to time engaged the services of part time employee and occasional labor independent consultants as and when needed. The Company considers its relations with employees to be satisfactory.

  ITEM 2 - INVESTMENTS

For a complete financial description of the investments as of June 30, 2000 see Page F-12 item 7

Initial Transactions By the Company.

The Company's initial Investee Company was DataNet Information Systems, Inc. ("Data"), the Company's second Investee Company; Digi Commerce Corporation was formed upon Plan confirmation.

          (i) Acquisition of Data

Data was the initial Investee Company of the Company. The Company had with approval of the Bankruptcy Court, acquired 1,000,000 shares of Data common stock (representing 100% of Data's total stock outstanding) from First Portland Corporation (30% shareholder), Bernie Budney (55% shareholder) and Jande International Holdings LLC (15% shareholder) by issuing such shareholders of Data one share of the Company's Class A Preferred Stock for every ten shares of Data common stock owned. The purchase of 100% of the Data common stock resulted in Data's shareholders holding 100,000 shares of the Class A Preferred Stock of the Company. The acquisition of Data also required a $100,000 capital contribution from the Company, and a total capital contribution of $1,000,000 over a two-year period.

The Company intends to distribute thirty percent (30%), 300,000 shares of common stock, of the Data securities owned by it to shareholders who are to receive securities under the Third Amended Plan of Reorganization on a Pro Rata basis based upon Units held. The Company had agreed to provide Data $1,000,000 (of which $100,000 has already been paid) over a two year period for operational purposes including marketing, sales and development. However since the Company has been in operation for approximately eleven months, the sales of Data and account receivables have declined approximately 30% due to various factors. The Company is now negotiating with Data's management to reduce the Company's required investment; until such time a new Business Plan is produced, (i) as to exact use of proceeds, (ii) improvement of management and operational techniques, (iii) improvement of collection techniques, (iv) and improvement of sales.

The Class A Preferred Stock issued in exchange for Data common stock will not be issued pursuant to Section 1145 of the Bankruptcy Code. It is anticipated that the Data Common Stock will be registered within one year of Plan Confirmation. As defined by the Plan, "Class A Preferred Stock" means One Hundred Thousand (100,000) shares of Class A Preferred Stock issued by the Company, however the holders of the Class A Preferred Stock have modified the Class A Preferred Stock in terms voluntarily. The Class A Preferred Stock shall be convertible into common stock of Data held by the Company upon the earlier to occur: (i) an investment totaling $1,000,000 is made in Data by the Company, or
(ii) a registration with the Securities and Exchange Commission of Data's stock becomes effective. The Class A Preferred Stock shall be convertible into Data common stock pursuant to the following formula: the converted shares shall be equal to 68% of the total Data common shares (3.4 million shares) to be issued after conversion. Twelve percent (12%) of the issued Data common shares (600,000 shares) shall be reserved for private placements and other stock issuances and 20% of the Data common shares (1,000,000 shares) will remain with the Company. Thus, if all of the Preferred Class A Stock is converted to the Common Stock of Data, the Company will retain 20% of the Data common stock (1,000,000 shares) and Company's Creditors and Interest Holders will hold a total of 6% (300,000 shares) upon registration of the DataNet Common Stock. Therefore, upon conversion control of Data will shift to the holders of the Class A Preferred Stock.

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

Data's management team consists of Ely Jay Mandell and Bernie Budney. Bernie Budney currently is Data's President; Ely Jay Mandell currently serves as Data's Secretary/Director and Executive Vice President.

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

                      (ii) Digi Commerce Corporation

Digi Commerce Corporation was formed under the laws of the State of Nevada on May 8, 2000, as part of the Third Amended Plan of Reorganization. Digi is a start-up E-commerce travel reservations World Wide Web design Assistance Company with Internet Service Provider aspects. Digi according to its business plan will provide web design and access assistance to merchants in a mall or portal type of setting for specific travel destinations where Digi intends to open its cafes. Digi has also assumed certain assets from the Reorganized Debtor under the Third Amended Plan of Reorganization such as the digi-commerce.net and digi-commerce.com, web sites, which will sell various products, including sporting good products in accordance with the Fogdog Sports contract over the Internet, and the Places to Stay.Com sales associate Contracts, as well as other business assets and leases of the predecessor.

Digi has 20,000,000 authorized Shares of Common Stock and 10,000,000 authorized Shares of Preferred Stock. 4,000,000 Shares of Common Stock, of Digi Commerce Corporation, which constitutes 100% of issued Digi common stock, were issued to the Company in exchange for $100,000 and transfer of some of the Predecessor Company's assets excluding the Rights of Action. The Company intends to distribute thirty percent (30%) of the Digi stock to parties who are to receive securities under the Plan on a Pro Rata basis. The Digi Stock shall be registered and will not be issued pursuant to Section 1145 of the Code. Ely Jay Mandell currently serves as President and sole Director of Digi. Other officers will be named upon full operation of Digi.


  ITEM 3. LEGAL PROCEEDINGS

The Company is not presently involved in any legal proceedings, nor to its knowledge, is any material litigation threatened against the Company or its assets. The Company has never been named as a defendant in any material litigation.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to shareholders during the second quarter of the fiscal year ended June 30, 2000.


                                       PART II

  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is not traded on any market and has not traded for the past nine years.

  (a) Holders:
           The approximate number of holders of record of Common Shares as of June 30, 2000, was 194.

  (b) Dividends:
           The Company has not paid cash dividends on its common stock since its inception. At the present time, the Company's anticipated working capital requirements are such that it intends to follow a policy of retaining any earnings in order to finance the development of its business, however the Company does intend on spinning off to shareholders portions of its portfolio from time to time in the form of dividends.


  ITEM 6. SELECTED FINANCIAL DATA.

  See Summary of Financial Information for the periods ended June 30, 2000, 127 Days for the Predecessor Company ended May 7, 2000 and 365 Days for the Predecessor Company ended December 31, 1999 on the following page:


                       CENTRAL CAPITAL VENTURE CORPORATION

                        SUMMARY OF FINANCIAL INFORMATION

                                                  Periods Ending,
                                ------------------------------------------------
                                      Company     Predecessor       Predecessor
                                      June 30     127 Days          365 Days
                                      2000        Ending            Ending
                                                  5/7/2000          12/31/2000

  STATEMENT OF OPERATIONS DATA
  Total income ....................   $0             $0             $0
  Total expenses ..................   $   32,163     $ 118,258      $ 143,240
  Net realized gains (losses) on
  disposition of investments ......   $0             $0             $0
  Net income (loss) ...............   $  (57,163)    $(118,258)     $(143,240)
  Earnings (loss) per share .......   $(.01)         $(.03)         $(.04)
  Weighted average number of shares
   outstanding ....................   2,685,224      3,790,627      3,790,627
   NET ASSET VALUE PER SHARE          $1.03


  BALANCE SHEET DATA
  Current Assets  .................   $   27,851                    704
  Investment portfolio.............   $2,600,000                    0
  Fixed Assets.....................   $    1,993
  Total assets ....................   $2,629,844                    704

  Current Liabilities .............   $   25,777                    127,293
  Due to Related Party.............                                   7,227
  Loan Payable- Related Party......                                   1,000
  Pre-petition liabilities ........                                 565,549
  Total Liabilities                   $   25,777                    701,069
    Common stock (including
     additional paid-in capital) ..   $2,661,230                    534,436
      Accumulated deficit .........   $  (57,163)                (1,234,801)
      Total shareholders' equity ..   $2,604,067                   (700,365)

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

  Digital  Technologies  Media  Group,  Inc.,  a  Delaware  corporation,   filed
bankruptcy caused by a voluntary Chapter 11 petition under the U.S. Bankruptcy code on January 26, 1999.

  During the fiscal year ended December 31, 1997, the Company ceased operations and cancelled 2,320,000 shares of common stock to reverse an asset purchase of a film entertainment library and related film contracts. The then president of the Company resigned and by year-end, the existing corporate entity had no assets.

  The Company remained dormant until it developed a business plan and then filed for bankruptcy to confirm the plan. Pursuant to Bankruptcy Court Order on January 19, 2000 the Company received $310,000 in borrowed funds to pay administrative expenses and purchased one enterprise, DataNet Information Systems, Inc. (a Nevada corporation).

  Overview

  History of Operations

  Unless the context indicates otherwise, the term "Predecessor Company" refers to the operations of DTG prior to Reorganization and "Company" refers to the operations of Central Capital Venture Corporation following the Reorganization. For further information regarding the Reorganization, see Note 2 of Notes to Financial Statements.

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

  Comparisons of the Six months ended June 30 2000, Predecessor Company 127 Days Ended May 7 2000 and Predecessor Company 365 Days December 31, 1999

  For the Predecessor Company in both periods there was no revenue, or gross profit as the Company was inactive.

  For the Predecessor Company the operating expenses decreased to $143,240 in 1999 for 365 days compared to from $118,258 in May 7, 2000 for 127 days as a result of the Chapter 11 bankruptcy filing. Approximately $71,024 was incurred for accrued legal and administrative services to finalize pre-petition claims (Liabilities) and a plan of reorganization, in the May 7 period. The balance of the expenses was for rent $2,500 and other typical services related to administrative costs. There were no taxes or interest paid. The net loss for the reasons described was $143,240 and $118,258 in 1999 and in May 7, 2000 for 127 days, respectively. All tax losses will be carried forward in compliance with IRS regulations.

  As of May 8, 2000, the Company adopted fresh start reporting in accordance with SOP 90-7. Fresh start reporting assumes that a new reporting entity has been created and assets and liabilities should be reported at their fair values as of the effective date (Note 3 of Notes to Financial Statements). The Company had operating expenses of $32,163 for 54 days ending June 30 2000, mainly as a result of the chapter 11 filing and the accrued administrative professional fees associated with it, $17,702 was attributed to Professional fees, accrued from the filing.

  Liquidity and Capital Resources

  The Company had a bank balance of $25,821 at June 30, 2000, and current liabilities of $777.

  The pre-petition liabilities totaling $565,549 as well as the $127,293 of professional fees and post petition administrative claims were converted into common stock under the plan of reorganization as of May 7 2000.

  The $310,000 of Debtor Certificates raised by the Company in the course of the Bankruptcy proceedings, were all converted at the option of the note holders into common stock of the Company. The Company paid $100,000 for the working capital infusion of DataNet Information Systems, Inc., $100,000 for the Capital Stock of Digi Commerce Corporation and kept the balance of ($110,000) for administrative expenses.

  Liquidity and Capital Resources

  Initially, the Registrant funded its operations in previous years through borrowings from private investors, of which all but two investors subsequently converted such loans into common stock of the Predecessor in connection with the reverse acquisition in July 1996.

  Since its inception, the Company has experienced losses from operations of $750,061 for the period ended December 31, 1995 and $387,157 for the year ended December 31, 1996. Accordingly, the Company requires additional sales and collections and/or it needs to raise additional capital to meet its operating needs and to satisfy its outstanding liabilities.

  In the event of unanticipated developments during the next few months, or to satisfy future funding requirements, the Company may attempt to fund its operations through a private offering of securities. Additional financing may not be available when needed or on terms acceptable to the Company. If adequate financing is not available, the Company may be required to delay, scale back or eliminate certain of its proposed plans, or to sell either privately or through a public offering securities consisting of Portfolio Securities, or a Private or Public offering of its own Common or Preferred Stock.

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                               Page
                                                               ----
  Table of Contents.......................................     F
  Reports of Independent Accountants......................     F-1
  Statements of Operations................................     F-2
  Balance Sheets..........................................     F-3
  Statements of Cash Flows................................     F-4
  Statements of Changes in Shareholders' Equity...........     F-5
  Notes to Financial Statements ..........................     F-6 through F-15

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

  At a meeting held on June 19, 2000, the Board of Directors of the Company approved the engagement of Grant Thornton, as its independent auditors for the fiscal year ending June 30, 2000 and in the subsequent interim period to replace Oppenheim & Ostrick, CPA's. The full Board of Directors approved the change in auditors on the same date.

  The report of Oppenheim & Ostrick, CPA's, on the Company's financial statements for the past fiscal year did not contain an adverse opinion or a disclaimer of opinion and was not qualified (except that of a going concern) or modified as to uncertainty, audit scope, or accounting principles.

  In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 1999, and in the subsequent interim period, there were no disagreements with Oppenheim & Ostrick, CPA's on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Oppenheim & Ostrick, CPA's would have caused Oppenheim & Ostrick, CPA's to make reference to the matter in their report.

                                      PART III

  ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  Directors and Executive Officers

  The following table sets forth in names, ages and positions of the directors and executive officers of the Company as of June 30 2000. A summary of the background and experience of each of these individuals is set forth after the table.

       Name            Age    Position                  PERIOD OF SERVICE

Ely J. Mandell         44     President,                Since November 1998
                              Chief Executive Office    Resigned June 19, 2000
                              Director

David A. Kekich        57     Secretary                 Since July 1996
                              Director                  Resigned June 19, 2000

Lewis I. Williams IV   50     President                 Since June 2000
                              Chief Executive Officer

Bernie Budney          39     Executive Vice President  Since June 2000
                              Director

Brad Bartilson         42     Secretary                 Since June 2000
                              Director

Rex Crim               57     Director                  Since June 2000

  Ely J. Mandell, President, and Chief Executive Officer, still retains his position as Managing Member of Jande International Holdings LLC, a private Merchant Bank specializing in bankruptcy and reorganization investments. Since January 1990, Mr. Mandell served as President of B.D. Brooke & Company, a professional business development-consulting group, whose clients consist of small public companies, (the predecessor of Jande International Holdings, LLC). Mr. Mandell in this capacity had served on several Public Company Board of Directors; from November 1998 until June 2000, Mr. Mandell was responsible for all aspects of the registrants Bankruptcy proceeding, as well as formulating its' Plan of Reorganization. From July 1996 until November 1996 Mr. Mandell was Chief Financial Officer of the Registrant and was responsible for discovering the financial fraud it's past Chief Executive Officer perpetrated on the registrants creditors and shareholders, and directing the registrants Independent Accountant, Legal Counsel, and Board of Directors to that fraud. From August 1990 until March 1993, Mr. Mandell was secretary/director of Conquest Ventures, Inc., a public company traded in the over-the-counter market. From July 1992 until March 1993, Mr. Mandell was secretary/director of System Controls, Inc., a public company traded on the Electronic Bulletin Board. Mr. Mandell has also served as director of Electronic Publishing Technologies, a public company traded on the Electronic Bulletin Board. Mr. Mandell attended Arizona State University, and has obtained a degree from Merrill Lynch Institute, Donald T. Regan School of Advanced Financial management and holds the designation of Certified Financial Manager.

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

  Lewis I. Williams 4th - President and Chief  Executive  Officer has
been  a  Director  and  Chief  Executive   Officer  of  Arch-Will   Enterprises,

Incorporated alternatively ("AWE") since 1985. AWE is a minority owned holding company committed to the establishment and development of an effective economic and/or financial infrastructure within the disadvantaged and minority communities by promoting and supporting a diverse range of minority owned, private sector business development initiatives with AXXESS Paradigm Partners serving as (a) a merchant banking operation providing management consulting, investment banking and corporate finance advisory, and (b) as a financial, marketing and operations management company providing development, distribution, and operations management services on a contractual basis. Mr. Williams is also a Partner serving as Chief Financial Officer for Corbis/NewCo, the first minority owned insurance and financial services brokerage operation with nationwide and international distribution and support capabilities. Mr. Williams has served as an independent management and financial consultant to the manufacturing, engineering services, and financial services industries. Past engagements have included: corporate finance transaction advisory; management consulting; designing and implementing cash management, managerial accounting, project management and financial planning and control systems. Mr. Williams is experienced in providing accounting and production management systems, strategic planning services and structuring and securing equity and debt financing facilities for middle market businesses. As a corporate finance generalist Mr. Williams had primary responsibilities for the communications, insurance/financial services, transportation and public utilities industrial sectors. Past transaction related engagements have included: acquisitions, determination of optimal capital structure, divestitures, mergers, and private placements, re-capitalization and valuations. Mr. Williams, educational background consists of an AB from Stanford University, a SM in Management from the Massachusetts Institute of Technology, and a MA (Economics) and an ABD (Accounting and Information Systems) from Northwestern University.

Bernie Budney - Executive Vice President, Director - Bernie Budney, had been the President of Millennium Information Systems Inc. (formerly a division of Telus Advertising Services, now DataNet Information Systems Inc., (an Investee of the Company) since 1995. From 1993 until 1995 he was President of OK Tires & Affordable Auto Center. Mr. Budney's educational credentials include an Honors Economic Degree from the University of Alberta in 1984. He is also a member of the Society of Registered Industrial Accountants, RIA Program.

Brad Bartilson - Director - has over 18 years of business experience in computer technology, cultivated in an environment in which his team has patented technologies and transferred the technology into products. Mr. Bartilson holds nine Patents to his own credit in areas including thermal, power and interconnect technologies. Mr. Bartilson is currently employed (since February, 2000) at Lightchip, Inc., as Senior Market Development Manager, and has previously held management positions at Raytheon, Compaq, and Cray Research. His educational background consists of a BSME degree from the University of Wisconsin and a MSME degree from the University of Minnesota.

Rex Crim -Director -has had been a merchant and mortgage banker for 20 years. Placing debt and equity for real estate and business transactions, Mr. Crim is President of Texas Equity, Inc., a private merchant bank located in Dallas, Texas. Mr. Crim has owned and operated his own mortgage banking firm and several business ventures; and during the last five years he has focused on assisting and consulting to small and new businesses, assisting them in raising capital, going public and securing debt structured financing. Mr. Crim holds a BA Degree in Business Administration from Southern Methodist University

  Compliance with Section 16(a) of the Exchange Act

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

  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such persons, the Company believes that, other than as disclosed below, during the fiscal year ending June 30 2000, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

  NONE

  ITEM 11.  EXECUTIVE COMPENSATION

  The Company had no employees except contract labor and part time employees during the reporting periods. However, the Bankruptcy Court appointed Mr. Ely Jay Mandell and Mr. David A. Kekich as Administrators of the Predecessor Company or Debtor in Possession. Mr. Mandell and Mr. Kekich have each accrued the sum of $3,500 per month from January 27, 1999 (a total of $53,967.74 through the period ending May 8, 2000 including $39,064.51 paid through 12-31-99). The sums paid were paid in stock in lieu of cash pursuant to the Plan of Reorganization, 215,871 Units to Jande International Holdings, LLC for Mr. Mandell's services and 215,871 Units to Red Tree International, LLC for Mr. Kekich's services.

  The Company intends to pay directors' fees of $500 each for each meeting of the Board of Directors. The Company has an employment contract with Lewis I Williams, IV in which all payments in lieu of contractual rights have been waived by the employee, and implemented a Year 2000 Stock Bonus Plan for Employees and Consultants for 250,000 shares of stock none of which has yet to be granted.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the beneficial ownership of Common Stock of the Company on June 30, 2000 by each director and Named Executive Officer, by all directors and executive officers as a group and by all persons known by the Company to be the beneficial owners of more than five percent of the Company's Common Stock.


                                    Number of Shares               Percent of
  Name and Address                  Beneficially Held              Ownership
   ----------------                 -----------------              ----------
  Brad Bartilson                       68,000 (1)                   2.53%
  56 Floyd Road
  Derry, NH 03038

  David A. Kekich                      312,587  (1)(4)(5)(6)(7)     11.64%
  1533 Via Leon
  Palos Verdes, Estates, CA 90274

  Ely Jay Mandell                      374,788 (2)(1)(3)            13.95%
  310 Village Park
  2660 Townsgate Road
  Westlake Village, CA 91361

  Frank J. Nigro, III                  400,000 (1)                  14.87%
  12 Dutch Village
  Menands, NY 12204

  Thomas Marshall Ward                 151,735 (1)                  5.651%
  36 Pinehurst Circle
  Little Rock, AR 72212

  All directors and executive                                       28.12%(1)
  officers (as a group, 3 persons)

  ---------------------------

  (1) The Beneficial Owner owns and amount equivalent to his Common Shares, of Class A Common Stock Purchase Warrants. If exercised the Beneficial Owner could purchase Common Stock pursuant to the terms of the Warrants at $5.00 per share until June 30, 2001. With exercise of the Class A Common Stock Purchase Warrant the Holder receives one share of Common Stock of the Company and a Class B Stock Purchase Warrant to Purchase if exercised a Share of the Common Stock at $10.00 per share by August 30, 2002.

  (2) Mr. Mandell Indirectly owns 368,388 Common Shares and 368,388 Class A Stock purchase warrants through Jande International Holdings, Llc. Jande International Holdings, Llc. is a Limited liability Company controlled by Mr. Ely J. Mandell, which he is Managing Member, and maintains a 33.3% ownership interest, and 66.6% voting control.

  (3) Mr. Mandell directly owns 6,400 Common Shares, and 6,400 Class A Stock Purchase Warrants.

  (4) Mr. Kekich directly owns 4,000 Common Shares, and 4,000 Class A Stock Purchase Warrants.

  (5) Mr. Kekich Indirectly owns 80,000 Common Shares and 80,000 Class A Stock purchase warrants through Lions Holding Company. Lions Holding Company is a
Domestic Delaware Business Trust; controlled by J. C. Chisum, Trustee. Mr. Kekich is President of Red Tree International, Llc and Lions Holding Company is the majority owner (99%) of Red Tree International.

  (6) Mr. Kekich Indirectly owns 9,916 Common Shares and 9,916 Class A Stock purchase warrants through The Arkad Group, LLC. Mr. Kekich is President of Red Tree International, Llc, The Arkad Group, LLC, is the predecessor Company to Red Tree International, LLC.

  (7) Mr. Kekich Indirectly owns 218,671 Common Shares and 218,671 Class A Stock purchase warrants through Red Tree International, LLC. Mr. Kekich is President of Red Tree International, Llc.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  NONE

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) Financial Statements:

              See Item 8 of Part II hereof.

  (b) Reports on Form 8-K.

         (a) Incorporated by reference to the Registrant's Current Report on Form 8-K dated 6/19/2000.
         (b) Incorporated by reference to the Registrant's Current Report on Form 8-K dated 5/8/2000.
         (c)  Exhibits

         Exhibit 99.1 Resignation of David A. Kekich

         Exhibit 99.2 Resignation of Ely Jay Mandell

         Exhibit 99.3 Resignation of Lewis I Williams, IV

         Exhibit 27   Financial Data Schedule

                                     SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Central Capital Venture Corporation


  Date:  November 13, 2000 By:  /s/ Rex E. Crim
                               ------------------------
                                    Rex E. Crim
                                    Acting President


  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature             Title                              Date
     ---------             -----                              ----

  /s/ Rex E. Crim          Acting President, Chief Executive  November 13, 2000
  ---------------          Officer and Director
  Rex E. Crim





  /s/ Brad Bartilson       Secretary and Director             November 13, 2000
  -------------------
  Brad Bartilson

                          INDEX TO FINANCIAL STATEMENTS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
[GRAPHIC OMITTED]

Grant Thornton LLP
Chartered Accountants
Canadian Member Firm of
Grant Thornton International





































                              Central Capital Venture Corporation
                              (formerly Digital Technologies Media Group, Inc.) Financial Statements
                              (Expressed in United States Dollars)
                              June 30, 2000

Contents








                                                                  Page
                                                                  ----
Auditors' Report                                                    F-1

Statement of Operations                                             F-2

Statement of Assets and Liabilities                                 F-3

Statement of Cash Flows                                             F-4

Statement of Stockholders' Equity                                   F-5

Notes to the Financial Statements                            F-6 - F-15

Grant Thornton LLP
Chartered Accountants
Canadian Member Firm of
Grant Thornton International

          Auditors' Report

           To the Shareholders of
           Central Capital Venture Corporation
           (formerly Digital Technologies Media Group, Inc.)


           We have audited the statement of assets and liabilities of Central Capital Venture Corporation (formerly Digital Technologies Media Group, Inc.) as at June 30, 2000 and the statements of operations, stockholders' equity and cash flows and for the 129 day period ended May 8, 2000, and the 54 day period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

           We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

           In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2000 and the results of its operations and cash flows for the 129 day period ended May 8, 2000, and the 54 day period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

           As discussed in Note 4 to the financial statements, the Company has emerged from bankruptcy and applied fresh start accounting, effective May 8, 2000. As a result, the Statement of Assets and Liabilities as of June 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the 54 day period ended June 30, 2000 are presented on a different basis than that for the periods before fresh start, and therefore, are not comparable.


          Edmonton, Canada
          November 3, 2000                          Chartered Accountants

2400 Scotia Place 1
10060 Jasper Avenue
Edmonton, Alberta
T5J 3RB
Tel: (780) 422-7114
Fax: (780) 426-3208
                                      F-1

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Statement of Operations
(Expressed in United States Dollars)
                                     Reorganized
                                         Company         Predecessor Company
                                     -----------         -------------------
                                   54 Days Ended    129 Days Ended   Year Ended
                                        June 30,         May8,     December 31,
                                            2000              2000         1999

--------------------------------------------------------------------------------

Expenses
  Advertising and promotion        $           -      $      1,597   $        -
  Administrative (not reallocated)             -                 -      143,240
  Depreciation                               221                 -            -
  Lease payments                             250             1,250            -
  Professional fees                       42,702            71,024            -
  Rent                                     2,400             2,500            -
  Repairs                                  1,516                 -            -
  Salaries and benefits                    1,861            30,865            -
  Stationary and office                    3,767             2,460            -
  Telephone                                  146               929            -
  Travel                                   4,300             7,633            -
                                   -------------      ------------   ----------
                                          57,163           118,258      143,240
                                   -------------      ------------   ----------


Net loss                           $     (57,163)     $   (118,258)  $ (143,240)
                                   =============      ============   ==========

--------------------------------------------------------------------------------


Loss per share                     $       (0.01)                *            *
                                   =============


* Per share amounts are not meaningful due to reorganization (see Note 2)


               See accompanying notes to the financial statements.
--------------------------------------------------------------------------------










                                      F-2

Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Statement of Assets and Liabilities
(Expressed in United States Dollars)
                                           Reorganized          Predecessor
                                               Company              Company
                                              June 30,         December 31,
                                                  2000                 1999
--------------------------------------------------------------------------------

Assets

Investments (Note 6)                  $      2,700,000      $             -
Fixed assets, net of accumulated
  depreciation of $221                           1,993                    -
Deposits                                         2,030                  630
Cash and cash equivalents                       25,821                   74
                                      ----------------      ---------------

                                      $      2,729,844      $           704
                                      ================      ===============
--------------------------------------------------------------------------------
Liabilities

Pre-petition liabilities              $              -      $       565,549
Loan payable - related party
  (Note 10)                                          -                1,000
Due to related party                                 -                7,227
Payables and accruals                           25,776              127,293
                                      ----------------      ---------------
                                                25,776              701,069
                                      ----------------      ---------------

Stockholders' equity (deficiency)
Capital stock (Note 8)                       2,526,850               25,732
Additional paid-in capital                     234,381              508,704
Deficit                                        (57,163)          (1,234,801)
                                      ----------------      ---------------
                                             2,704,068             (700,365)
                                      ----------------      ---------------

                                      $      2,729,844      $           704
                                      ================      ===============
--------------------------------------------------------------------------------






               See accompanying notes to the financial statements.





                                      F-3

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Statement of Cash Flows
(Expressed in United States Dollars)
                                        Reorganized
                                            Company         Predecessor Company
                                            -------         -------------------
                                      54 Days Ended129 Days Ended    Year Ended
                                           June 30,        May 8,  December 31,
                                               2000          2000          1999
--------------------------------------------------------------------------------
Increase (decrease) in cash and
  cash equivalents

  Cash flows from operating activities
  Net loss                              $  (57,163)  $  (118,258)   $  (143,240)
  Adjustment to reconcile net loss from
  continuing operations to net cash used
  in operating activities
    Depreciation                               221             -              -

  Increase (decrease) in:
     Deposits                               (1,861)          460           (500)
     Payables and accruals                   2,991        99,798        130,676
                                        ----------   -----------    -----------
  Net cash used in operating activities    (55,812)      (18,000)       (13,064)
                                        ----------   -----------    -----------
  Cash flows from financing activities
  Loans payable - pre-petition debt              -       310,000          5,000
  Advances from related party                    -        (8,227)         1,000
                                        ----------   -----------    -----------
  Net cash provided from financing               -       301,773          6,000
  activities                            ----------   -----------    -----------
  Cash flows from investing activities
  Purchase of fixed assets                  (1,571)         (643)             -
  Purchase of investments                 (200,000)            -              -
                                        ----------   -----------    -----------
  Net cash used in investing activities   (201,571)         (643)             -
                                        ----------   -----------    -----------

Net (decrease) increase in cash and
     cash equivalents                     (257,383)      283,130         (7,064)

Cash and cash equivalents
  Beginning of period                      283,204            74          7,138
                                        ----------   -----------    -----------
  End of period                         $   25,821   $   283,204    $        74
                                        ==========   ===========    ===========
--------------------------------------------------------------------------------
Supplemental schedule of non-cash
investing and financing activities:

  Issuance of new capital stock         $2,761,231   $         -    $         -
  Cancellation of indebtedness (Note 4)  1,079,855             -              -
--------------------------------------------------------------------------------
               See accompanying notes to the financial statements.
                                      F-4

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Statement of Stockholders' Equity
(Expressed in United States Dollars)
June 30, 2000
--------------------------------------------------------------------------------

                                   Preferred                     Common
                                   ---------                     ------           Additional
                             Number of                   Number of                   Paid-In
                                Shares        Amount        Shares       Amount      Capital        Deficit         Total
                            ----------    ----------   -----------  -----------  -----------  --------------   -----------
Balance, December 31, 1999           -    $        -     3,790,627  $    25,732  $   508,704  $  (1,234,801)   $ (700,365)

Net loss                             -             -             -            -            -       (118,258)     (118,258)
                            ----------    ----------   -----------  -----------  -----------  -------------    ----------
Balance May 8, 2000                  -             -     3,790,627       25,732      508,704     (1,353,059)     (818,623)

Adjustments on adoption of
fresh start reporting
(Note 3)                             -             -    (3,790,627)     (25,732)    (274,323)     1,353,059     1,053,004

Issuance of preferred stock    100,000     2,500,000             -            -            -              -     2,500,000

Common stock issued for
services January 1, 1999
 to May 8, 2000                      -             -       817,224        8,172            -              -         8,172

Common stock issued for
 extnguishment of debt               -             -     1,834,449       18,344            -              -        18,344

Conversion of common stock           -             -        33,551          334            -              -           334

Net loss                             -             -             -            -            -        (57,163)      (57,163)
                            ----------    ----------   -----------  -----------  -----------  -------------    ----------
Balance, June 30, 2000         100,000    $2,500,000     2,685,224  $    26,850  $   234,381  $     (57,163)   $2,704,068
                            ==========    ==========   ===========  ===========  ===========  =============    ==========













                                      F-5

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Notes to the Financial Statements
(Expressed in United States Dollars)
June 30, 2000
--------------------------------------------------------------------------------
1. Nature of operations

On May 8,  2000 the  articles  of  incorporation  were  amended  to  change  the
Company's name to Central Capital Venture Corporation and the place of incorporation to the State of Nevada. The Company also elected to become a "Business Development Company" (BDC) as defined in the Small Business Investment Incentive Act of 1980, which is an amendment to the Investment Company Act of 1940. This change resulted in the Company becoming a specialized type of investment company which plans to derive its income through management consulting fees and profit from the selective sales of the companies contained in its investment portfolio.
--------------------------------------------------------------------------------
2. Summary of significant accounting policies

Basis of presentation

The Company's accounting and reporting policies conform to generally accepted accounting principles and industry practice in the United States. The amounts reported in these financial statements are in United States dollars.

The Company's plan of reorganization was confirmed April 26, 2000 with the effective date being May 8, 2000 (see Note 3). In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", ("SOP 90-7") the Company adopted fresh start reporting as of May 8, 2000. (See
Note 3 - Fresh Start Reporting). Accordingly, the financial results of the pre-reorganization Company (the "Predecessor Company") (prior to May 8, 2000) and the results of the post-reorganization Company (the "Reorganized Company") (May 8, 2000 through June 30, 2000) are not prepared on a comparable basis.

Use of estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses for the reported period. Actual results could differ from those estimates.

Cash and cash equivalents

Consistent with the reporting requirements of a BDC, cash and cash equivalents consist only of demand deposits in banks and cash on hand. Financial statement account categories such as investments, which relate to the Company's activity as a BDC, are included as operating activities in the statement of cash flows.

Financial instruments

The Company's financial instruments consist of cash, investments, and payables and accruals. The fair value of the investments was determined using the
                                      F-6

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Notes to the Financial Statements
(Expressed in United States Dollars)
June 30, 2000
--------------------------------------------------------------------------------
2.     Summary of significant accounting policies (cont'd)

Appraisal method as described in this note and therefore may not approximate the investments carrying value

Investment valuation

The investment valuation method adopted provides for the Company's Board of Directors to be responsible for the valuation of the Company's investments (and all other assets) based on recommendations of a Valuation Committee of the Board. This committee consists of those persons designated annually by resolution of the Board of Directors at its annual meetings. The Company's Board of Directors shall be responsible for the periodic valuation of the Company's portfolio.

These investments are carried at fair value determined in good faith by the Board of Directors. In making such determination the Board of Directors will take into account the restriction to resale of the securities owned by the Company, and will utilize a future value of money computation to clearly discount the then appraised securities during the restriction period. This method shall only be utilized until such time that the securities of the issuer, held in the Company's portfolio, can be easily priced utilizing a truly independent pricing source.

Loss per share

Earnings per share ("EPS") information for the Predecessor Company is not presented because the revision of the Company's capital structure pursuant to the Amended Plan makes such information not meaningful. The company calculated earnings per share for the current period in accordance with SFAS No. 128, "Earnings per share."

Calculating the fully diluted loss per share produces immaterial differences of anti-dilutive results in the period.
--------------------------------------------------------------------------------
3. Chapter 11 Proceedings

Petition for relief

The Company was organized January 15, 1949 in the State of Utah under the name of Oil Securities Company Inc.. In July 1984, the original corporation was merged into Oil Securities Inc., a Nevada corporation, formed for the sole purpose of effecting the merger. Thereafter, when its oil and gas business failed, the Company filed a Chapter 11 case. The Company emerged from Chapter 11 in or about 1990. On July 30, 1996, the Company merged into Miller & Benson International, Ltd., a dormant Delaware Public Holding Company, which then changed its name to Digital Technologies Media Group, Inc., to facilitate its new business. The new business of the Company was to capitalize on the growth in the distribution of multimedia programming. The Company is a public company whose stock is not currently listed for trading.

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Notes to the Financial Statements
(Expressed in United States Dollars)
June 30, 2000
--------------------------------------------------------------------------------
3.   Chapter 11 proceedings (continued)

Digital Technologies Media Group, Inc. was organized in April 1995, as a Delaware corporation for the purpose of funding the development of television programming and to interface with new technologies. In May 1995, the Company acquired certain rights and accounts receivables to distribute the film assets of Communication Services International (CSI) for convertible debt, which was then converted into common stock in 1995. In 1996, the Company's relationship with CSI fell apart over the creditability of the acquired film operation. In 1997, the President of CSI resigned and the Board rescinded the common stock shares of CSI and four other employees. According to management by the end of December 31, 1997, the CSI transaction was rescinded and all of its assets and liabilities were removed from the Company's books. Also at the end of December 1997, the Company had no assets and was not a going concern. The Company filed a Chapter 11 petition (Debtor-in-Possession) with the Bankruptcy court effective January 26, 1999.

The bankruptcy court approved the Company's purchase of Datanet Information Systems Inc. On February 9, 2000, the Company also received $310,000 by issuing Debtor Certificates of Indebtedness. This allowed for the Company to operate for the interim period up to June 30, 2000.

Plan of reorganization

On April 26, 2000, the Bankruptcy Court entered an order confirming reorganization under the third Amended Plan. The effective date of the third Amended Plan was May 8, 2000 and Digital Technologies Media Group, Inc. amended its articles of incorporation to reflect the following changes. The Company was renamed Central Capital Venture Corporation and the place of incorporation became Nevada. The confirmed Amended Plan provided for the following:

     Secured claims

     The Company's $28,900 of secured debt (secured by liens on property of the estate) was exchanged for two units of the Company's stock for each dollar owed in full and complete satisfaction of their allowed claims for fees. Each unit consist of one share of common stock and one Class A warrant which entitles the holder to purchase one additional common share.

     Administrative expenses

     The Company's $204,306 of administrative claims owed for services rendered by a law firm and two other individuals was exchanged for four units of the Company's stock for each dollar owed in full and complete satisfaction of their allowed claims for fees. Each unit consist of one share of common stock and one Class A warrant which entitles the holder to purchase one additional common share.

                                      F-7

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Notes to the Financial Statements
(Expressed in United States Dollars)
June 30, 2000
--------------------------------------------------------------------------------
3.   Chapter 11 proceedings (continued)

     Holders of Debtor's Certificates of Indebtedness

     The Company's $310,000 of Debtor's Certificates of Indebtedness shall be paid pursuant to terms of the Debtor's Certificate of Indebtedness or in exchange for four units of the Company's stock for each dollar owed in full and complete satisfaction of their allowed claims for fees. Each unit consist of one share of common stock and one Class A warrant which entitles the holder to purchase one additional common share.

     General unsecured claims

     The Company's $536,649 of unsecured claims was exchanged for one unit of the Company's stock for each dollar owed in full and complete satisfaction of their allowed claims for fees. Each unit consist of one share of common stock and one Class A warrant which entitles the holder to purchase one additional common share.

     Common stock

     The holders of 3,654,102 units of common stock in the predecessor Company received a pro-rata distribution of 33,551 units of the Company's stock. Each unit consist of one share of common stock and one Class A warrant which entitles the holder to purchase one additional common share.

Additionally the Amended Plan proposes that after the registration of Datanet Information Systems Inc. and Digi Commerce Corporation with the Securities and Exchange Commission, the Reorganized Company will distribute, on a pro-rata basis, 30% of its interest in these securities to the creditors as defined in the Amended Plan.
--------------------------------------------------------------------------------
4. Fresh start reporting

As of May 8, 2000, the Company adopted fresh start reporting in accordance with SOP 90-7. Fresh start reporting assumes that a new reporting entity has been created and assets and liabilities should be reported at their fair values as of the Effective date.

The  reorganization  value at June  30,  2000,  was  determined  based  upon the
Company's estimate of the fair value of its assets as defined in the plan of reorganization which does not assume any sale activity. Accordingly, the reorganization value approximates the fair value of its assets before considering liabilities, which must be assumed and extinguished pursuant to the terms of the reorganization plan, as amended, and represents the Company's estimates of the amount a buyer would pay for the assets after the restructuring.


                                      F-8

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Notes to the Financial Statements
(Expressed in United States Dollars)
June 30, 2000
--------------------------------------------------------------------------------
4.    Fresh start reporting (cont'd)

The Company's emergence from Chapter 11 proceedings and the adoption of fresh start reporting resulted in the following adjustments to the Company's Statement of Assets and Liabilities.

                                  Predecessor                                            Fresh Start
                                                                                         Reorganized
                                      Company                   Adjustments                  Company
                                  May 8, 2000             Debit              Credit      May 8, 2000
                                  -----------     -------------      --------------      -----------
Assets

Cash                              $   283,204     $           -      $           -     $     283,204
Deposits                                  170                 -                  -               170
Investments                                 -         2,500,000                  -         2,500,000
Office equipment                          643                 -                  -               643
                                  -----------     -------------      -------------     -------------

                                  $   284,017     $   2,500,000      $           -     $   2,784,017
                                  ===========     =============      =============     =============
Liabilities

Payables and accruals             $    22,786     $           -      $           -     $      22,786
Liabilities subject to compromise   1,079,855         1,079,855 (1)              -                 -

Stockholders' equity (deficiency)
Common stock                           25,732            25,732 (2)         26,850 (3)        26,850
Preferred stock                             -                 -          2,500,000         2,500,000
Paid-in capital                       508,704           508,704 (2)        234,381 (3)       234,381
Deficit                            (1,353,060)                -          1,353,060 (2)             -
                                  -----------     -------------      -------------     -------------
                                  $   284,017     $   1,614,291      $   4,114,291     $   2,784,017
                                  ===========     =============      =============     =============

(1) To record the discharge of debt and other liabilities.

    Administrative expenses - legal and management fees        $       204,306
    Debtor's certificates of indebtedness                              310,000
    Secured claims                                                      28,900
    General unsecured claims                                           536,649
                                                               ---------------
                                                               $     1,079,855
                                                               ===============

(2) To eliminate the Predecessor Company's deficit.

(3) To record the issuance of 2,685,224 shares of new common stock (par value $0.01 per share) at the reorganization value.
                                      F-9

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Notes to the Financial Statements
(Expressed in United States Dollars)
June 30, 2000
--------------------------------------------------------------------------------
5. Fiscal year change

During the year the Company changed its fiscal year-end from December 31 to June
30. Accordingly, the financial statements include the results of operations for the transition period, which are not necessarily indicative of operations for a full year.

--------------------------------------------------------------------------------
6. Investments

   Datanet Information Systems Inc. (A Nevada company) (100% owned) $ 2,600,000
   Digi Commerce Corporation (100% owned)                               100,000
                                                                    -----------
                                                                    $ 2,700,000

Under the Amended Plan described in Note 3, the Bankruptcy Court has approved the Company's acquisition of 1,000,000 common stock of Datanet Information Systems Inc., ("Data"), which represents 100% of its outstanding shares in exchange for 100,000 Class A preferred stock and $100,000 cash. The $100,000 contribution was funded from the Debtor's Certificates of Indebtedness described in Note 3. The exchange amount of the transaction was determined to be $2,500,000. The purchase of all Data's common stock will result in Data's shareholders owning 100,000 Class A preferred shares of the Company. Furthermore the Company will provide Data with a commitment to provide $1,000,000 in funding over the next two years.

7. Authorized capital stock

Effective May 8, 2000, the articles of incorporation were revised to reflect the following authorized capital stock.

Preferred stock

The preferred stock may be issued from time to time in one or more series, or divided into additional classes and such classes into one or more series. The terms of a class or series, including all rights and preferences, shall be as specified in the resolution or resolutions adopted by the Board of Directors designating such class or series, which resolution or resolutions the Board of Directors is hereby expressly authorized to adopt. Such resolution or resolutions with respect to a class or series shall specify all such of the rights or preferences of such class or series as the Board of Directors shall determine, including the following, if applicable:

a) the number of shares to constitute such class or series and the distinctive designation thereof;

b) the dividend or manner for determining the dividend payable with respect to the shares of such class or series and the date or dates from which dividends shall accrue, whether such dividend shall be cumulative, and if cumulative, the

                                      F-10

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Notes to the Financial Statements
(Expressed in United States Dollars)
June 30, 2000
--------------------------------------------------------------------------------
7.      Authorized capital stock (cont'd)

date or dates from which dividends shall accumulate and whether the shares in such class or series shall be entitled to preference or priority over any other class or series or stock of the Corporation with respect to payment of dividends;

c) the terms and conditions, including price or a manner for determining the price of redemption, if any, of such class or series;

d) the terms and conditions of a retirement fund or sinking fund, if any, of the shares of such class or series;

e) the amount which the shares of such class or series shall be entitled to receive, if any, in the event of any liquidation, dissolution or winding up of the Corporation and whether such shares shall be entitled to a preference or priority over share of another class or series with respect to amounts received in connection with any liquidation, dissolution or winding up of the Corporation;

f) whether the shares of such class or series shall be convertible into, or exchangeable for shares of stock of any other class or classes or any other series of the same or any other class or classes or stock, of the Corporation and the terms and conditions of any such conversion or exchange;

g) the voting rights, if any of shares of stock of such class or series in addition to those granted herein;

h) the status as to reissuance or sale of shares of such class or series redeemed, purchased or otherwise reacquired, or surrendered to the Corporation upon conversion;

i) the conditions and restrictions, if any, of the payment of dividend of the making of other distributions on or the purchase, redemption or other acquisition by the Corporation or any subsidiary, of any other class or series of stock of the Corporation ranking junior to such shares as to dividends or upon liquidation;

j) the conditions, if any, on the creation of indebtedness of the Corporation, or any subsidiary; and

k) such other preferences, rights, restrictions and qualifications and the Board of Directors may determine.

Common stock

Except as otherwise provided in any resolution or resolutions adopted by the Board of Directors, the common stock shall:

                                      F-11

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Notes to the Financial Statements
(Expressed in United States Dollars)
June 30, 2000
--------------------------------------------------------------------------------
7.      Authorized capital stock (cont'd)

     a)     have the exclusive voting power of the corporation;

     b) entitle the holders thereof to one vote per share at all meetings of the stockholders of the Corporation;

     c) entitle the holders to share ratably, without preference over any other shares of the Corporation, in all assets of the Corporation in the event of any dissolution, liquidation or winding up of the Corporation; and

     d) entitle the record holder thereof on such record dates as are determined, from time to time, by the Board of Directors to receive such dividends, if any, as to when declared by the Board of Directors.
--------------------------------------------------------------------------------
8. Issued capital stock

According  to  the  Amended  Plan,  on  the  effective   date,  all  outstanding
instruments and securities representing interests in the Company were deemed cancelled.

Preferred stock

Pursuant to the Amended Plan, one hundred thousand shares of preferred stock (par value $.001) were authorized to be issued by the Company pursuant to its Certificate of Incorporation, and designated Class A preferred stock with no voting powers, preferences, and relative participating optional other rights, if any, or the qualifications, limitations or restriction, set forth in such Certificate of Incorporation, and in addition those following:

       Designation. The preferred stock shall be designated Class (or Series) A ----------- preferred stock (the "Class A preferred stock").

       Dividends. The holders of the shares of the Class A preferred stock shall --------- not be entitled to receive dividends.

       Conversion. The Class A preferred stock shall be convertible into common ---------- stock of DataNet Information Systems, Inc. ("Data") a wholly owned subsidiary of the Corporation, upon the earlier to occur:

I) an investment totalling one million dollars ($1,000,000) is made in Data by the Corporation, or

       ii) a registration with the Securities and Exchange Commission of Data's stock becomes effective. The Class A preferred stock shall be convertible into Data common stock pursuant to the following formula: the converted shares shall be equal to 68% (3,400,000

                                      F-12

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Notes to the Financial Statements
(Expressed in United States Dollars)
June 30, 2000
--------------------------------------------------------------------------------
8.     Issued capital stock (cont'd)

              Data common shares) of the total Data common shares to be issued after conversion.

        Voting right. The Class A preferred stock has no voting rights of the ------------- Corporation, however one designee on the holder of the Preferred A shares shall hold a position a Board member of the Corporation until conversion, as well as one designee on the holder shall have the right to attend all meetings of the Board of Directors of the Company in reference to Data.

        Stated value. The Class A preferred stock shall have a stated value of ------------ $2,500,000.

        Stock splits. The Class A preferred stock will be treated in the same ------------- manner as all issued Data common stock, in relation to any stock splits.

Common stock

All of the following transactions occurred in accordance with Fresh Start Reporting (see Note 3).

1. On May 8, 2000, 2,651,673 units of common stock were issued in return for the extinguishment of the liabilities of the Company.

2. On May 8, 2000, 33,551 units of common stock were distributed to common interest holders in satisfaction of all rights, interest and claims of such interest holders.
--------------------------------------------------------------------------------
9.     Warrants

One Class A warrant (2,685,224 in total) was issued for each new common share issued under the Amended Plan. The Class A warrants shall allow the warrant holder to purchase one share of common stock of the Company at a price of $5.00 per share at any time up to May 8, 2001. Upon the exercise of the Class A warrants, the warrant holder also shall receive one Class B warrant to purchase the Company's common stock. The terms of the Class B warrants shall be set by the Board of Directors of the Company at least ninety days subsequent to the Effective date of the Amended Plan.
--------------------------------------------------------------------------------
10.    Related party transactions

During  the  year  the  $1,000  loan  payable  was  converted  into  a  Debtor's
Certificate for Indebtedness for the commitment to raise $310,000 of Debtor's Certificates. The related party is one of the individuals who was approved by the Bankruptcy Court to provide administrative services for $3,500 per month until the plan was confirmed on May 8, 2000.

                                      F-13

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Notes to the Financial Statements
(Expressed in United States Dollars)
June 30, 2000
--------------------------------------------------------------------------------
10. Related party transactions (cont'd)

The other individual who also earns $3,500 monthly for administrative services on behalf of his company entered into a rent and equipment lease totalling $750 per month with a year's terms and then payments month to month. As a result of the Company's acquisition of Data the above related party, Jande International Holdings LLC, owns 15% of Data common stock before the exchange into the Company's Class A preferred stock as described earlier.

Both individuals as a result of their administrative duties providing debtor in possession's services to the Company received 7.8% each in common stock in exchange for the Bankruptcy Court approved accrued compensation.

Rent paid to a related party covering utilities and telephone for the six month period ended June 30, 2000 was $4,900 (year ended December 31, 1999 - $6,000). An office equipment lease was also provided totalling $1,500 (1999 - $1,750).
--------------------------------------------------------------------------------
11.    Stockholders' deficiency

With fresh start reporting, the Predecessor Company's stockholders' deficiency was eliminated (see Note 3 - Fresh Start Reporting). As at June 30, 2000, 2,685,224 new common stock shares with a par value of $0.01 were issued in accordance with the Amended Plan.
--------------------------------------------------------------------------------
12.    Income taxes

There was no income tax (benefit) for the period ended June 30, 2000 .

The effects of temporary differences has no net effect on deferred tax assets as the losses incurred were cancelled out entirely by deferred tax valuation reserves because of the inability to project taxable income in the future years.

At June 30, 2000 the company had a net loss of $ 32,163.
--------------------------------------------------------------------------------
13.    Prior year financial statements

The prior year financial statements were audited by another firm of public accountants who expressed an opinion without reservation on those statements in their report dated April 4, 2000.

The accompanying financial statements for the year ended December 31, 1999 were prepared assuming that the Company would continue as a going concern. As further discussed in Note 2 to the financial statements, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on January 19, 1999. The reorganization plan was not confirmed by the Bankruptcy Court until April 26, 2000 with the effective date being May 8, 2000. The financial statements for the year ended December 31, 1999 does not include any adjustments that resulted from the outcome of the confirmation.

                                      F-14

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Notes to the Financial Statements
(Expressed in United States Dollars)
June 30, 2000
--------------------------------------------------------------------------------
14. Supplemental financial information

The following is a summary of the un-audited financial position and results of operations of the Company's investments:

                                      Digi Commerce       Datanet Information
                                        Corporation             Systems, Inc.
                                                                    Combined
                                      June 30, 2000             June 30, 2000
                                      -------------             -------------
Assets                                   $   91,328            $    2,156,857
Liabilities                                     756                   694,298
                                         ----------            --------------
Equity                                   $   90,572            $    1,462,559
                                         ==========            ==============

                                56 day period ended      205 day period ended
                                      June 30, 2000             June 30, 2000

Revenue                                  $        -            $      189,246
Expenses                                     10,041                   159,532
                                         ----------            --------------
                                         $   10,041            $       29,714
                                         ==========            ==============
























                                      F-15
                                       40