Form 10-Q
period 2000-03-31
CENTRAL CAPITAL VENTURE CORP
filed 2000-11-14
CIK 318304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             ( x ) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2000

                                       OR

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the Transition period from to

                          Commission file number 0-9311

                     DIGITAL TECHNOLOGIES MEDIA GROUP, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                               87-0269260
  --------------------                                        ------------
  (State or other jurisdiction                              (I.R.S. Employer
  of incorporation or organization                        Identification Number


  2660 Townsgate Road, Suite 725 Westlake Village, CA                  91361
  ----------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip Code)

                                 (805) 496.2186
                                 --------------
              (Registrant's telephone number, including area code)


                  ---------------------------------------------
(Former name, former address and former fiscal year,if changed since last report) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (x)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes (X) No ( )

As of March 31, 2000, there were 3,790,627 shares of common stock ($.01 par value) issued and outstanding.

Total sequentially numbered pages in this document:  7

--------------------------------------------------------------------------------
Digital Technologies Media Group, Inc.
Condensed Consolidated Statements of Loss and Deficit
(Expressed in United States Dollars)
(Unaudited)
                                    Three Months    Three Months     Year ended
                                 Ended March 31, Ended March 31,   December 31,
                                            2000            1999           1999
--------------------------------------------------------------------------------
Revenues
   Sales                          $      100,637    $          -   $          -
   Rentals                                12,802               -              -
   Other                                   4,569               -              -
                                  --------------    ------------   ------------
                                         118,008               -              -
                                  --------------    ------------   ------------
Expenses
  Advertising and promotion                1,477             422              -
  Administrative (not reallocated)             -               -        143,240
  Bad debts                               19,244               -              -
  Bank charges and interest                  404               -              -
  Consulting                              21,398               -              -
  Lease payments and service               2,903               -              -
  Professional fees                       43,488           1,320              -
  Rent                                     1,500           2,000              -
  Repairs                                    555               -              -
  Salaries and benefits                   33,060          11,284              -
  Stationary and office                    3,164             394              -
  Telephone                                5,046               -              -
  Travel                                   2,985              52              -
                                  --------------    ------------   ------------
                                         135,224          15,472        143,240
                                  --------------    ------------   ------------

Loss before other item                   (17,216)        (15,472)      (143,240)

Other item
   Digital Technologies Media Group,
   Inc.'s share of subsidiary's loss     (19,100)              -              -
                                  --------------    ------------   ------------
--------------------------------------------------------------------------------
Net loss                          $      (36,316)   $    (15,472)  $   (143,240)
                                  ==============    ============   ============
--------------------------------------------------------------------------------
Deficit, beginning of period                        $ (1,234,801)  $ (1,091,561)

Net loss                                                 (36,316)      (143,240)
                                                    ------------   ------------

Deficit, end of period                              $ (1,271,117)  $ (1,234,801)
                                                    ============   ============
--------------------------------------------------------------------------------
Net loss per share, basis and
   Diluted (Note 1)                                 $       0.01   $       0.04
                                                    ============   ============

               See accompanying notes to the financial statements.

--------------------------------------------------------------------------------
Digital Technologies Media Group, Inc.
Condensed Consolidated Balance Sheet
(Expressed in United States Dollars)
(Unaudited)
                                                March 31,         December 31,
                                                     2000                 1999
--------------------------------------------------------------------------------
Assets
Current
   Cash                                       $   302,154        $          74
   Receivables                                     19,961                    -
   Deposits                                           689                  630
                                              -----------        -------------
                                                  322,804                  704
Investments in subsidiaries                             -                    -
Fixed assets                                    2,011,574                    -
                                              -----------        -------------

                                              $ 2,334,378        $         704
                                              ===========        =============
--------------------------------------------------------------------------------
Liabilities
Current
   Payables and accruals                      $   211,660        $     127,293
   Due to related party                                 -                7,227
   Loan payable - related party                         -                1,000
   Pre-petition liabilities                       875,549              565,549
   Current portion of long term debt              146,400
                                              -----------        -------------
                                                1,233,609              701,069
   Long term debt                                 541,400                    -
                                             ------------        -------------
                                                1,775,009              701,069
                                             ------------        -------------
Stockholders' Equity
Capital stock (Note 2)                             25,732               25,732
Paid-in capital                                 1,804,754              508,704
Deficit                                        (1,271,117)          (1,234,801)
                                             ------------        -------------
                                                  559,369             (700,365)
                                             ------------        -------------

                                             $  2,334,378        $         704
                                             ============        =============
--------------------------------------------------------------------------------








               See accompanying notes to the financial statements.

--------------------------------------------------------------------------------
Digital Technologies Media Group, Inc.
Condensed Consolidated Statement of Cash Flows
(Expressed in United States Dollars)
(Unaudited)
                                  Three Months      Three Months     Year ended
                               Ended March 31,   Ended March 31,   December 31,
                                          2000              1999           1999
--------------------------------------------------------------------------------
Increase (decrease) in cash
and cash equivalents

 Operating
 Net loss                       $     (36,316)    $     (15,472)   $   (143,240)

 Change in
 Receivables                          (19,961)                -               -
 Deposits                                 (59)                -            (500)
   Payables and accruals               84,367            11,669         130,676
   Due to related party                (7,227)                -               -
                                -------------     -------------    ------------
                                       20,804            (3,803)        (13,064)
                                -------------     -------------    ------------

 Financing
 Proceeds on long term debt                 -                 -           5,000
 Repayment of long term debt          (27,200)                -               -
 Pre-petition liabilities             310,000             5,001               -
 Loans payable - pre-petition debt     (1,000)                -           1,000
                                -------------     -------------    ------------
                                      281,800             5,001           6,000
                                -------------     -------------    ------------

 Investing
 Purchase of property and
 equipment                               (524)                -               -
                                -------------     -------------    ------------
                                         (524)                -               -
                                -------------     -------------    ------------

Net increase (decrease) in cash
    and cash equivalents              302,080             1,198          (7,064)

Cash and cash equivalents

   Beginning of period                     74             7,138           7,138
                                -------------     -------------    ------------

   End of period                $     302,154     $       8,336    $         74
                                =============     =============    ============
--------------------------------------------------------------------------------
Supplemental schedule of non-cash financing and investing activities:

Advances of long term debt            715,000                 -               -
Transfer of fixed assets            2,011,279                 -               -
--------------------------------------------------------------------------------
               See accompanying notes to the financial statements.

--------------------------------------------------------------------------------
Digital Technologies Media Group, Inc.
Notes to the Consolidated Condensed Financial Statements
(Expressed in United States Dollars)
(Unaudited)
March 31, 2000
--------------------------------------------------------------------------------
1.     General

The unaudited consolidated condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the financial statements and related footnotes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB.

Basis of presentation

The condensed consolidated financial statements include the accounts of Datanet Information Systems, Inc., its wholly owned subsidiary.

Income taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Loss per share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

--------------------------------------------------------------------------------
Digital Technologies Media Group, Inc.
Notes to the Condensed Financial Statements
(Expressed in United States Dollars)
(Unaudited)
March 31, 2000
--------------------------------------------------------------------------------
2.     Capital stock                                 2000                 1999

Authorized:

25,000,000 Common shares,

Issued:
3,790,627 Common shares                     $      25,732              $25,732
                                            =============              =======
--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2000

Financial Condition and Results of Operations:

         The Company sales activities increased dramatically during the quarter ended March 31, 2000, even though the Company was still in Bankruptcy proceedings it had purchased DataNet Information Systems, Inc. Accordingly, consolidated accounts receivable increased to $19,961, and through the sales of Debtor Certificates to finance the Company cash increased to $302,154. Also Investments in subsidiaries via Fixed Assets at cost increased to $2,011,574. In total combined consolidated assets increased from $704 in December 1999 to $2,334.378 due to the purchase of DataNet Information Systems, Inc, and the sale of the Debtors certificates.

         Management believes that the Company's working capital resources and anticipated cash flow will be sufficient to support operations.

                           PART II. OTHER INFORMATION


ITEM 1.   Not applicable except Bankrupcy Proceedings
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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


                                  DIGITAL TECHNOLOGIES MEDIA GROUP, INC.
                                  --------------------------------------
                                                (Registrant)


Date: March 31, 2000 /s/ Ely Jay Mandell
                     --------------------
                     Ely Jay Mandell, President
                     (Chief Executive Officer,
                     Chief Financial Officer,)
                     Bankruptcy Administrator