Form 10KSB/A
period 2000-06-30
CENTRAL CAPITAL VENTURE CORP
filed 2000-12-13
CIK 318304

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

YES [] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Expenses for the fiscal year ended December 31, 1999 totaled $(143,240) and for the six month period ended June 30, 2000 totaled $(57,163).

As of June 30, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was approximately $-0-.

As of June 30, 2000, the registrant had outstanding 2,685,224 shares of Common Stock.

Exhibit index page number:  21
Total sequentially numbered pages in this document: 44

                      CENTRAL CAPITAL VENTURE CORPORATION

                      Form 10-K Report for the Six Month Period
                               Ended June 30, 2000


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

CERTAIN NON-COMPLIANCE BY PORTFOLIO COMPANIES

   Although the Company's agreements with its portfolio companies require those companies to furnish the Company with periodic and/or annual financial statements, certain of its portfolio companies fail to supply intentionally (or are anticipated by the Company to fail to supply) the financial statements or to otherwise comply with the covenants required of them. The Company will deal with these failures on a case-by-case basis, and the exercise the business sense associated with each remedy, utilizing the judgment of the Company's Board of Directors, or the appropriate the legal requirement, for the action the Company may take.
                                       4

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

 The Class A Preferred Stock issued in exchange for Data common stock will not be issued pursuant to Section 1145 of the Bankruptcy Code. It is anticipated that the Data Common Stock will be registered within one year of Plan Confirmation. As defined by the Plan, "Class A Preferred Stock" means One Hundred Thousand (100,000) shares of Class A Preferred Stock issued by the Company. The Class A Preferred Stock shall be convertible into common stock of Data held by the Company upon the earlier to occur: (i) January 19, 2001 (twelve months from issuance). (ii) an investment totaling $1,000,000 is made in Data by the Company, or (iii) a registration with the Securities and Exchange Commission of Data's stock becomes effective. The Class A Preferred Stock shall be convertible into Data common stock pursuant to the following formula: the converted shares shall be equal to 3.4 million shares to be issued after conversion. Twelve percent (12%) of the issued Data common shares (600,000 shares) shall be reserved for private placements and other stock issuances and 20% of the Data common shares (1,000,000 shares) will remain with the Company. Thus, if all of the Preferred Class A Stock is converted to the Common Stock of Data, the Company will retain 22.7% of the Data common stock (1,000,000 shares) and Company's Creditors and Interest Holders will hold a total of 6% (300,000 shares) upon registration of the DataNet Common Stock. Therefore, upon conversion control of Data will shift to the holders of the Class A Preferred Stock.

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

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to shareholders during the second quarter of the six month period ended June 30, 2000.


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

  ITEM 6. SELECTED FINANCIAL DATA.

  See Summary of Financial Information for the periods ended June 30, 2000, 129 Days for the Predecessor Company ended May 8, 2000 and 365 Days for the Predecessor Company ended December 31, 1999 on the following page:

                       CENTRAL CAPITAL VENTURE CORPORATION

                        SUMMARY OF FINANCIAL INFORMATION

                                                  Periods Ending,
                                ------------------------------------------------
                                      Company     Predecessor       Predecessor
                                      June 30     127 Days          365 Days
                                      2000        Ending            Ending

                                                  5/8/2000          12/31/2000
  STATEMENT OF OPERATIONS DATA
  Total income ....................   $0             $0             $0
  Total expenses ..................   $   57,163     $ 118,258      $ 143,240
  Net realized gains (losses) on
  disposition of investments ......   $0             $0             $0
  Net income (loss) ...............   $  (57,163)    $(118,258)     $(143,240)
  Earnings (loss) per share .......   $  (.02)       $(.03)         $(.04)
  Weighted average number of shares

   outstanding ....................   2,685,224      3,790,627      3,790,627
   NET ASSET VALUE PER SHARE          $1.03

  BALANCE SHEET DATA

  Current Assets  .................   $   27,851                    704
  Investment portfolio.............   $1,509,928                    0

  Fixed Assets.....................   $    1,993

  Total assets ....................   $1,539,772                    704

  Current Liabilities .............   $   25,776                    127,293
  Due to Related Party.............                                   7,227
  Loan Payable- Related Party......                                   1,000
  Pre-petition liabilities ........                                 565,549
  Convertible preferred shares        $1,309,928                          -
  Total Liabilities                   $1,335,705                   701,069

    Common stock (including

     additional paid-in capital) ..   $261,231                    534,436
      Accumulated deficit .........   $  (57,163)                 (1,234,801)
      Total shareholders' equity ..   $204,068                    (700,365)

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

  Comparisons of the Six months ended June 30 2000, Predecessor Company 129 Days Ended May 8, 2000 and Predecessor Company 365 Days December 31, 1999

  For the Predecessor Company in both periods there was no revenue, or gross profit as the Company was inactive.

  For the Predecessor Company the operating expenses decreased from $143,240 in 1999 for 365 days compared to $118,258 in May 8, 2000 for 129 days as a result of the Chapter 11 bankruptcy filing. Approximately $71,024 was incurred for accrued legal and administrative services to finalize pre-petition claims (Liabilities) and a plan of reorganization, in the May 8 period. The balance of the expenses was for rent $2,500 and other typical services related to administrative costs. There were no taxes or interest paid. The net loss for the reasons described was $143,240 in 1999 and $118,258 in May 8, 2000 for 129 days, respectively. All tax losses will be carried forward in compliance with IRS regulations.

    As of May 8, 2000, the Company adopted fresh start reporting in accordance with SOP 90-7. Fresh start reporting assumes that a new reporting entity has been created and assets and liabilities should be reported at their fair values as of the effective date (Note 3 of Notes to Financial Statements). The Company had operating expenses of $57,163 for 54 days ending June 30 2000, mainly as a result of the chapter 11 filing and the accrued administrative professional fees associated with it, $42,702 was attributed to Professional fees, accrued from the filing.

  Liquidity and Capital Resources

  The Company had a bank balance of $25,821 at June 30, 2000, and current liabilities of $25,776..

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

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

  At a meeting held on June 19, 2000, the Board of Directors of the Company approved the engagement of Grant Thornton, as its independent auditors for the six month period ending June 30, 2000 and in the subsequent interim period to replace Oppenheim & Ostrick, CPA's. The full Board of Directors approved the change in auditors on the same date.

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

       Name            Age    Position                  PERIOD OF SERVICE

Ely J. Mandell         44     President,                Since November 1998
                              Chief Executive Office    Resigned June 19, 2000


David A. Kekich        57     Secretary                 Since July 1996
                              Director                  Resigned June 19, 2000

Lewis I. Williams IV   50     President                 Since June 2000
                              Chief Executive Officer
                              Director

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

Lewis I. Williams 4th - President and Chief Executive Officer, has been a Director and Chief Executive Officer of Arch-Will Enterprises, Incorporated alternatively ("AWE") since 1985. AWE is a minority owned holding company committed to the establishment and development of an effective economic and/or financial infrastructure within the disadvantaged and minority communities by promoting and supporting a diverse range of minority owned, private sector business development initiatives with AXXESS Paradigm Partners serving as (a) a merchant banking operation providing management consulting, investment banking and corporate finance advisory, and (b) as a financial, marketing and operations management company providing development, distribution, and operations management  services  on a  contractual  basis.  Mr.  Williams is also a Partner serving as Chief Financial Officer for Corbis/NewCo, the first minority owned insurance and financial services brokerage operation with nationwide and international distribution and support capabilities. Mr. Williams has served as an independent management and financial consultant to the manufacturing, engineering services, and financial services industries. Past engagements have included: corporate finance transaction advisory; management consulting; designing and implementing cash management, managerial accounting, project management and financial planning and control systems. Mr. Williams is experienced in providing accounting and production management systems, strategic planning services and structuring and securing equity and debt financing facilities for middle market businesses. As a corporate finance generalist Mr. Williams had primary responsibilities for the communications, insurance/financial services, transportation and public utilities industrial sectors. Past transaction related engagements have included: acquisitions, determination of optimal capital structure, divestitures, mergers, and private placements, re-capitalization and valuations. Mr. Williams, educational background consists of an AB from Stanford University, a SM in Management from the Massachusetts Institute of Technology, and a MA (Economics) and an ABD (Accounting and Information Systems) from Northwestern University.

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

  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such persons, the Company believes that, other than as disclosed below, during the six month period ending June 30 2000, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

  The Company  intends to pay  directors'  fees of $500 each for each meeting of the Board of Directors. The Company an employment contract with Lewis I Williams, IV in which all payments in lieu of contractual rights have been waived by the employee, and implemented a Year 2000 Stock Bonus Plan for Employees and Consultants for 250,000 shares of stock none of which has yet to be granted.

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

  /s/ Rex E. Crim          Acting President, Chief Executive  November 13, 2000
  ---------------          Officer and Director
  Rex E. Crim





  /s/ Brad Bartilson       Secretary and Director             November 13, 2000
  -------------------
  Brad Bartilson

Grant Thornton LLP
Chartered Accountants
Canadian Member Firm of
Grant Thornton International





































                                            Central Capital Venture
                                            Corporation
                                            (formerly Digital Technologies Media
                                            Group, Inc.)
                                            Financial Statements
                                            (Expressed in United States Dollars)
                                            June 30, 2000

Contents









                                                             Page

Auditors' Reports                                            1-2

Statement of Operations                                        3

Statement of Assets and Liabilities                            4

Statement of Cash Flows                                        5

Statement of Stockholders' Equity                              6

Notes to the Financial Statements                           7-19

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


Edmonton, Canada
November 9, 2000 except as to Note 14          Signed "Grant Thornton LLP"
which is as of November 29, 2000               Chartered Accountants

2400 Scotia Place 1
10060 Jasper Avenue
Edmonton, Alberta
T5J 3R8
Tel: (780) 422-7114
Fax: (780) 426-3208
e-mail: edmonton@GrantThornton.ca
                                                                            1

                      REPORT OF OPPENHEIM & OSTRICK, CPA'S
                              INDEPENDENT AUDITORS


The Board of Directors and Shareholders of
Digital Technologies Media Group, Inc.


We have audited the accompanying balance sheet of Digital Technologies Media Group, Inc. as of December 31, 1998 and 1999 and the related statements of income, shareholder's equity, and cash flows for each of the two years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Digital Technologies Media Group, Inc. as of December 31, 1998 and 1999 and the result of its operations, shareholder's equity and its cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.







Signed "Oppenheim & Ostrick"

Culver City, California
April 4, 2000

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Statement of Operations
(Expressed in United States Dollars)
                                   Reorganized Company      Predecessor Company
                                   -------------------      -------------------

                                      54 Days Ended       129 Days Ended        Year Ended
                                           June 30,               May 8,      December 31,
                                               2000                 2000              1999
-------------------------------------------------------------------------------------------
Expenses
  Advertising and promotion               $       -        $        1,597       $        -
  Administrative (not reallocated)                -                     -          143,240
  Depreciation                                  221                     -                -
  Lease payments                                250                 1,250                -
  Professional fees                          42,702                71,024                -
  Rent                                        2,400                 2,500                -
  Repairs                                     1,516                     -                -
  Salaries and benefits                       1,861                30,865                -
  Stationary and office                       3,767                 2,460                -
  Telephone                                     146                   929                -
  Travel                                      4,300                 7,633                -
                                          ---------       ---------------       ----------
                                             57,163               118,258          143,240
                                          ---------       ---------------       ----------
Net loss                                  $ (57,163)      $      (118,258)      $ (143,240)
                                          =========       ===============       ==========
-------------------------------------------------------------------------------------------
Loss per share basic and diluted          $  (0.021)                    *                *
                                          =========
Weighted average shares, basic
         and diluted                      2,685,224                     *        *
                                          =========

* Per share amounts are not meaningful due to reorganization (see Note 2)








              See accompanying notes to the financial statements.


                                                                              3

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Statement of Assets and Liabilities
(Expressed in United States Dollars)
                                            Reorganized       Predecessor
                                                Company           Company
                                               June 30,      December 31,
                                                   2000              1999
--------------------------------------------------------------------------------
Assets

Investments (Note 6)                  $        1,509,928      $           -
Fixed assets, net of accumulated
  depreciation of $221                             1,993                  -
Deposits                                           2,030                630
Cash and cash equivalents                         25,821                 74
                                      ------------------      -------------
                                      $        1,539,772      $         704
                                      ==================      =============
--------------------------------------------------------------------------------
Liabilities

Pre-petition liabilities              $                -      $     565,549
Loan payable - related party
  (Note 10)                                            -              1,000
Due to related party                                   -              7,227
Payables and accruals                             25,776            127,293
                                      ------------------      -------------
                                                  25,776            701,069
                                      ------------------      -------------
Convertible preferred shares (Note 8)          1,309,928                  -
                                      ------------------      -------------
Stockholders' equity (deficiency)
Capital stock (Note 8)                            26,850             25,732
Additional paid-in capital                       234,381            508,704
Deficit                                          (57,163)        (1,234,801)
                                      ------------------      -------------
                                                 204,068           (700,365)
                                      ------------------      -------------
                                      $        1,539,772      $         704
                                      ==================      =============
--------------------------------------------------------------------------------
On behalf of the Board

Signed "Rex Crim"                          Signed "Brad Bartilson"
Director                                   Director







              See accompanying notes to the financial statements.
                                                                              4

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Statement of Cash Flows
(Expressed in United States Dollars)
                               Reorganized Company     Predecessor Company
                               -------------------     -------------------
                                     54 Days Ended  129 Days Ended    Year Ended
                                          June 30,          May 8,  December 31,
                                              2000            2000          1999
--------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                               $   (57,163)  $    (118,258) $  (143,240)
Adjustment to reconcile net loss from
continuing operations to net cash used
in operating activities
  Depreciation                                 221               -            -

Increase (decrease) in:
  Deposits                                  (1,861)            460         (500)
  Payables and accruals                      2,991          99,798      130,676
                                       -----------   -------------  -----------
Net cash used in operating activities      (55,812)        (18,000)     (13,064)
                                       -----------   -------------  -----------
Cash flows from financing activities
Loans payable - pre-petition debt                -         310,000        5,000
Advances from related party                      -          (8,227)       1,000
                                       -----------   -------------  -----------
Net cash provided from financing activities      -         301,773        6,000
                                       -----------   -------------  -----------
Cash flows from investing activities
Purchase of fixed assets                    (1,571)           (643)           -
Purchase of investments                   (200,000)              -            -
                                       -----------   -------------  -----------
Net cash used in investing activities     (201,571)           (643)           -
                                       -----------   -------------  -----------
Net (decrease) increase in cash and
cash equivalents                          (257,383)        283,130       (7,064)

Cash and cash equivalents

  Beginning of period                      283,204              74        7,138
                                       -----------   -------------  -----------
  End of period                        $    25,821   $     283,204  $        74
                                       ===========   =============  ===========
--------------------------------------------------------------------------------
Supplemental schedule of non-cash
    investing and financing activities:

  Issuance of new capital stock        $ 1,588,558   $           -  $         -
  Cancellation of indebtedness (Note 4)  1,079,854               -            -
--------------------------------------------------------------------------------

              See accompanying notes to the financial statements.

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Statement of Stockholders' Equity
(Expressed in United States Dollars)
June 30, 2000
--------------------------------------------------------------------------------

                                     Common
                                     ------                 Additional
                                   Number of                   Paid-In
                                    Shares        Amount      Capital        Deficit         Total
                                  ----------   ---------   -----------   ------------  -----------
Balance, December 31, 1999         3,790,627   $  25,732   $   508,704   $(1,234,801)  $ (700,365)

Net loss                                   -           -             -      (118,258)    (118,258)
                                  ----------   ---------   -----------   -----------   ----------
Balance May 8, 2000                3,790,627      25,732       508,704    (1,353,059)    (818,623)

Adjustments on adoption of fresh
    start reporting (Note 3)      (3,790,627)    (25,732)     (274,323)    1,353,059    1,053,004

Common stock issued for services
 January 1, 1999 to May 8, 2000      817,224       8,172             -             -        8,172

Common stock issued for
 extinguishment of debt            1,834,449      18,344             -             -       18,344

Conversion of common stock            33,551         334             -             -          334

Net loss                                   -           -             -       (57,163)     (57,163)
                                  ----------   ---------   -----------   -----------   ----------
Balance, June 30, 2000             2,685,224   $  26,850   $   234,381   $   (57,163)  $  204,068
                                  ==========   =========   ===========   ===========   ==========

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

                                                                              7

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Notes to the Financial Statements
(Expressed in United States Dollars)
June 30, 2000
--------------------------------------------------------------------------------
2.       Summary of significant accounting policies (cont'd)

Financial instruments

The Company's financial instruments consist of cash, investments, and payables and accruals. The fair value of the investments was determined using the Appraisal method as described in this note and therefore approximate the investments carrying value

Investment valuation

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

These investments are recorded using the cost method. The cost method is based on the original cost to the Company plus all additional loans and funds advances on behalf of the investee company. Such method is to be applied in the early stages of an investee's development until significant positive or adverse events occur subsequent to the date of the original investment at which time the Board of Directors will value the investments on the basis of an appraisal on market information and reflect the change in value in the financial statements of the Company at that time, depending on each individual circumstance.

Loss per share

The Company reports loss per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic loss per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted loss per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Calculating the fully diluted loss per share produces immaterial differences or anti-dilutive results in the period.
--------------------------------------------------------------------------------
3. Chapter 11 Proceedings

Petition for relief

The Company was organized January 15, 1949 in the State of Utah under the name of Oil Securities Company Inc.. In July 1984, the original Company was merged into Oil Securities Inc., a Nevada Company, formed for the sole purpose of

                                                                              8

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Notes to the Financial Statements
(Expressed in United States Dollars)
June 30, 2000
--------------------------------------------------------------------------------
3.       Chapter 11 proceedings (continued)

effecting the merger. Thereafter, when its oil and gas business failed, the Company filed a Chapter 11 case. The Company emerged from Chapter 11 in or about 1990. On July 30, 1996, the Company merged into Miller & Benson International, Ltd., a dormant Delaware Public Holding Company, which then changed its name to Digital Technologies Media Group, Inc., to facilitate its new business. The new business of the Company was to capitalize on the growth in the distribution of multimedia programming. The Company is a public company whose stock is not currently listed for trading.

Digital Technologies Media Group, Inc. was organized in April 1995, as a Delaware Company for the purpose of funding the development of television programming and to interface with new technologies. In May 1995, the Company acquired certain rights and accounts receivables to distribute the film assets of Communication Services International (CSI) for convertible debt, which was then converted into common stock in 1995. In 1996, the Company's relationship with CSI fell apart over the creditability of the acquired film operation. In 1997, the President of CSI resigned and the Board rescinded the common stock shares of CSI and four other employees. According to management by the end of December 31, 1997, the CSI transaction was rescinded and all of its assets and liabilities were removed from the Company's books. Also at the end of December 1997, the Company had no assets and was not a going concern. The Company filed a Chapter 11 petition (Debtor-in-Possession) with the Bankruptcy court effective January 26, 1999.

The bankruptcy court approved the Company's purchase of Datanet Information Systems Inc. On February 9, 2000, the Company also received $310,000 by issuing Debtor Certificates of Indebtedness. This allowed for the Company to operate for the interim period up to June 30, 2000.

Plan of reorganization

On April 26, 2000, the Bankruptcy Court entered an order confirming reorganization under the third Amended Plan. The effective date of the third Amended Plan was May 8, 2000 and Digital Technologies Media Group, Inc. amended its articles of in Company to reflect the following changes. The Company was renamed Central Capital Venture and the place of incorporation became Nevada. The confirmed Amended Plan provided for the following:

     Secured claims

     The Company's $28,900 of secured debt (secured by liens on property of the estate) was exchanged for two units of the Company's stock for each dollar owed in full and complete satisfaction of their allowed claims for fees. Each unit consist of one share of common stock and one Class A warrant (Note 9) which entitles the holder to purchase one additional common share.

                                                                              9

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

     Common stock

     The holders of 3,654,102 shares of common stock in the predecessor Company received a pro-rata distribution of 33,551 shares of the Company's stock. Each unit consist of one share of common stock and one Class A warrant which entitles the holder to purchase one additional common share.

Additionally the Amended Plan proposes that after the registration of Datanet Information Systems Inc. and Digi Commerce Company with the Securities and Exchange Commission, the Reorganized Company will distribute, on a pro-rata basis, 30% of its interest in these securities to the creditors as defined in the Amended Plan.
--------------------------------------------------------------------------------
4.       Fresh start reporting

As of May 8, 2000, the Company adopted fresh start reporting in accordance with SOP 90-7. Fresh start reporting assumes that a new reporting entity has been created and assets and liabilities should be reported at their fair values as of the Effective date.

                                                                            10

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Notes to the Financial Statements
(Expressed in United States Dollars)
June 30, 2000
--------------------------------------------------------------------------------
4.       Fresh start reporting (cont'd)

The reorganization value at May 8, 2000, was determined based upon the Company's estimate of the fair value of its assets as defined in the plan of reorganization which does not assume any sale activity. Accordingly, the reorganization value approximates the fair value of its assets before considering liabilities, which must be assumed and extinguished pursuant to the terms of the reorganization plan, as amended, and represents the Company's estimates of the amount a buyer would pay for the assets after the restructuring.

The Company's emergence from Chapter 11 proceedings and the adoption of fresh start reporting resulted in the following adjustments to the Company's Statement of Assets and Liabilities.

                                  Predecessor            Fresh Start            Reorganized
                                      Company            Adjustments                Company
                                  May 8, 2000       Debit              Credit    May 8, 2000
Assets                            -----------  ----------          ----------    -----------

Cash                             $    283,204  $        -          $        -    $   283,204
Deposits                                  170           -                   -            170
Investments                                 -   1,309,928 (3)               -      1,309,928
Office equipment                          643           -                   -            643
                                 ------------  ----------          ----------    -----------
                                 $    284,017  $1,309,928          $        -    $ 1,593,945
Liabilities                      ============  ==========          ==========    ===========

Payables and accruals            $     22,786  $        -          $        -    $    22,786
Liabilities subject to compromise   1,079,855   1,079,855 (1)               -              -

Convertible preferred stock                 -           -           1,309,928(3)   1,309,928

Stockholders' equity (deficiency)
Common stock                           25,732      25,732 (2)          26,850(3)      26,850
Paid-in capital                       508,704     508,704 (2)         234,381(3)     234,381
Deficit                            (1,353,060)          -           1,353,060(2)           -
                                 ------------  ----------          ----------    -----------
                                 $    284,017  $1,614,291          $2,924,219    $ 1,593,945
                                 ============  ==========          ==========    ===========

                                                                            11

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
--------------------------------------------------------------------------------
6.       Investments

         Datanet Information Systems Inc.
         (A Nevada company) (100% owned)                     $       1,409,928
         Digi Commerce Company (100% owned)                            100,000
                                                             -----------------
                                                             $       1,509,928
                                                             =================

Under the Amended Plan described in Note 3, the Bankruptcy Court has approved the Company's acquisition of 1,000,000 shares of common stock of Datanet Information Systems Inc., ("Data"), which represents 100% of its outstanding shares of stock in exchange for 100,000 shares of Class A preferred stock. The acquisition was settled for cash consideration of $100,000, funded from the Debtor's Certificates of Indebtedness described in Note 3, and the issuance of 100,000 shares of Class A preferred stock. (Note 8)

Given the extent of the non-monetary consideration to acquire the shares of Data and the lack of a public market for such consideration, management and the Board of Directors determined that the appropriate cost basis of its investment in Data to be the book value of the net assets of Data at the date of acquisition (which approximates fair value) plus cash consideration paid of $100,000.

                                                                            12

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Notes to the Financial Statements
(Expressed in United States Dollars)
June 30, 2000
--------------------------------------------------------------------------------
6.       Investments (cont'd)

Realization of this valuation in subsequent periods is subject to the ability of Data to develop and maintain a significant customer base that will attract additional investors in Data and will allow the Company to develop a strategy to realize on its investment. The outcome of these matters is highly uncertain. The inability to achieve these or other factors could negatively impact on future valuations of Data and such impact could be material. The transaction has been recorded as follows:

Cost of Data stock (see above)                       $        1,409,928
Less: cash consideration                                        100,000
                                                     ------------------
Allocated to Class A preferred stock issued          $        1,309,928
                                                     ==================
--------------------------------------------------------------------------------
7.       Authorized capital stock

Effective May 8, 2000, the articles of incorporation were revised to reflect the following authorized capital stock.

Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock.

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

b) the dividend or manner for determining the dividend payable with respect to the shares of such class or series and the date or dates from which dividends shall accrue, whether such dividend shall be cumulative, and if cumulative, the date or dates from which dividends shall accumulate and whether the shares in such class or series shall be entitled to preference or priority over any other class or series or stock of the Company with respect to payment of dividends;

c) the terms and conditions, including price or a manner for determining the price of redemption, if any, of such class or series;

                                                                             13

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

e) the amount which the shares of such class or series shall be entitled to receive, if any, in the event of any liquidation, dissolution or winding up of the Company and whether such shares shall be entitled to a preference or priority over share of another class or series with respect to amounts received in connection with any liquidation, dissolution or winding up of the Company;

f) whether the shares of such class or series shall be convertible into, or exchangeable for shares of stock of any other class or classes or any other series of the same or any other class or classes or stock, of the Company and the terms and conditions of any such conversion or exchange;

g) the voting rights, if any of shares of stock of such class or series in addition to those granted herein;

h) the status as to reissuance or sale of shares of such class or series redeemed, purchased or otherwise reacquired, or surrendered to the Company upon conversion;

i) the conditions and restrictions, if any, of the payment of dividend of the making of other distributions on or the purchase, redemption or other acquisition by the Company or any subsidiary, of any other class or series of stock of the Company ranking junior to such shares as to dividends or upon liquidation;

j) the conditions, if any, on the creation of indebtedness of the Company, or any subsidiary; and

k) such other preferences, rights, restrictions and qualifications and the Board of Directors may determine.

Common stock

The Company is authorized to issue 20,000,000 shares of common stock.

Except as otherwise provided in any resolution or resolutions adopted by the Board of Directors, the common stock shall:

a)       have the exclusive voting power of the Company;

b) entitle the holders thereof to one vote per share at all meetings of the stockholders of the Company;

                                                                             14

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Notes to the Financial Statements
(Expressed in United States Dollars)
June 30, 2000
--------------------------------------------------------------------------------
7.       Authorized capital stock (cont'd)

c) entitle the holders to share ratably, without preference over any other shares of the Company, in all assets of the Company in the event of any dissolution, liquidation or winding up of the Company; and

d) entitle the record holder thereof on such record dates as are determined, from time to time, by the Board of Directors to receive such dividends, if any, as to when declared by the Board of Directors.
--------------------------------------------------------------------------------
8.       Issued capital stock

According  to  the  Amended  Plan,  on  the  effective   date,  all  outstanding
instruments and securities representing interests in the Company were deemed cancelled.

Preferred stock

Pursuant to the Amended Plan, one hundred thousand shares of preferred stock (with a par value of $100 and a stated value of $2,500,000) were issued by the Company pursuant to its Certificate of Incorporation, and designated Class A preferred stock with no voting powers, preferences, and relative participating optional other rights, if any, or the qualifications, limitations or restriction, set forth in such Certificate of Incorporation, and in addition those following:

Designation.  The preferred stock shall be designated Class (or Series) A
-----------   preferred stock (the "Class A preferred stock").

Dividends.  The holders of the shares of the Class A preferred stock shall not
---------   be entitled to receive dividends.

Conversion.  The Class A preferred stock shall be convertible into common stock
----------   of  DataNet  Information  Systems,  Inc. ("Data")  a  wholly  owned subsidiary of the Company, upon the earlier to occur:

i)       January 19, 2001 (twelve months from issuance).

ii) an investment totalling one million dollars($1,000,000) is made in Data by the Company, or

iii) a registration with the Securities and Exchange Commission of Data's stock becomes effective. The Class A preferred stock shall be convertible into Data common stock pursuant to the following formula: the converted shares shall be equal to 3,400,000 shares of the total Data common stock to be issued after conversion.

                                                                             15

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Notes to the Financial Statements
(Expressed in United States Dollars)
June 30, 2000
--------------------------------------------------------------------------------
8.       Issued capital stock (cont'd)

Voting right.  The Class A preferred  stock has no voting rights of the Company,
------------
however one designee on the holder of the Preferred A shares shall hold a position a Board member of the Company until conversion, as well as one designee on the holder shall have the right to attend all meetings of the Board of Directors of the Company in reference to Data.

Stock splits.  The Class A preferred stock will be treated in the same manner as
------------
all issued Data common stock, in relation to any stock splits.

As described in Note 6, the 100,000 shares of Class A preferred stock were issued in exchange for the acquisition of Data stock and recorded at an amount of $1,309,928.

The 100,000 shares of Class A preferred stock will be convertible into 3,400,000 common shares of Data stock by January 19, 2001 or earlier subject to the above noted conditions. The conversion will result in a dilution of the Company's position in Data, from 100% of the common stock in Data to 22.7%.

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

One Class A warrant (2,685,224 in total) was issued for each new common share issued under the Amended Plan. The Class A warrants shall allow the warrant holder to purchase one share of common stock of the Company at a price of $5.00 per share at any time up to May 8, 2001. Upon the exercise of the Class A warrants, the warrant holder also shall receive one Class B warrant to purchase the Company's common stock. The terms of the Class B warrants were set by the Board of Directors with an exercise price of $10 and an exercisable date of August 1, 2000.
--------------------------------------------------------------------------------

                                                                             16

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Notes to the Financial Statements
(Expressed in United States Dollars)
June 30, 2000
--------------------------------------------------------------------------------
10.      Related party transactions

During the period before fresh start reporting the $1,000 loan payable was converted into a Debtor's Certificate for Indebtedness in exchange for raising $310,000 of Debtor's Certificates. The related party is one of the individuals who was approved by the Bankruptcy Court to provide administrative services for $3,500 per month until the plan was confirmed on May 8, 2000.

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

The Company accounts for income taxes using the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes ("SFAS 109"). Differences between the tax bases of assets and liabilities and their financial statement amounts are reflected as deferred income taxes based on enacted tax rates. There was no income tax (benefit) for the period ended June 30, 2000 .

The Company's ability to use its net operating losses to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986 as amended (the "Code"). These restrictions could limit the Company's future use of its net operating losses if certain stock ownership changes described in the Code occur.

At June 30, 2000 the company had a net loss of $ 57,163.

                                                                             17

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Notes to the Financial Statements
(Expressed in United States Dollars)
June 30, 2000
--------------------------------------------------------------------------------
13.      Prior year financial statements

The prior year financial statements were audited by another firm of public accountants who expressed an opinion without reservation on those statements in their report dated April 4, 2000.

The accompanying financial statements for the year ended December 31, 1999 were prepared assuming that the Company would continue as a going concern. As further discussed in Note 2 to the financial statements, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on January 19, 1999. The reorganization plan was not confirmed by the Bankruptcy Court until April 26, 2000 with the effective date being May 8, 2000. The financial statements for the year ended December 31, 1999 does not include any adjustments that resulted from the outcome of the confirmation.
--------------------------------------------------------------------------------
14.      Subsequent event

Subsequent to the year end, a dispute has arisen between the Directors and a former Director over the operations of Datanet Information Systems, Inc. As no legal actions have been filed against the Company at this time, the outcome of this dispute and its impact, if any, on these financial statements cannot be determined.
--------------------------------------------------------------------------------
15.      Supplemental financial information

The following is the financial information for the prior six month comparative period:

                                              Six Months
                                                   Ended
                                           June 30, 1999
Expenses                                   -------------
         Advertising and promotion         $        370
         Lease payments                             750
         Professional fees                        1,320
         Rent                                     3,500
         Salaries and benefits                   36,129
         Stationary and office                      948
         Telephone                                  269
         Travel                                     963
                                           ------------
                                                 44,249
                                           ------------
Net loss                                   $    (44,249)
                                           ============

                                                                             18
                                       42