Form 10QSB
period 2000-09-30
CENTRAL CAPITAL VENTURE CORP
filed 2000-12-14
CIK 318304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             ( x ) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                                       OR

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the Transition period from to

                          Commission file number 0-9311

                     Central Capital Venture Corporation
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

     Nevada                                             87-0269260
   --------------------                                 ----------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization                   Identification Number



  310 Village Park, 2660 Townsgate Road, , CA 91361
  ---------------------------------------------------------------------
  (Address of principal executive offices)       (Zip Code)

                                 (805) 494-4766
                                 --------------
              (Registrant's telephone number, including area code)


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

As of September 30, 2000, there were 2,685,224 shares of common stock ($.001 par value) issued and outstanding.

Total sequentially numbered pages in this document:

Part I. Financial Information                                       Page

            Condensed Statements of Loss and Deficit                  3
            Condensed Balance Sheet                                   4
            Condensed Statement of Cash Flows                         5
            Capital stock                                             6

Item 2. Management's Discussion and Analysis
        of Financial Condition
        and Results of Operations                                     9

Item 3. Quantitative and Qualitative
        Disclosure about Market Risk                                 11

Part II. Other Information                                           12

Item 6. Exhibits and Reports on Form 8-K                             12

             SIGNATURE                                               12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Condensed Statements of Loss and Deficit
(Expressed in United States Dollars)
(Unaudited)

                                  Three Months   Three Months       Fiscal Year
                                         ended          ended             ended
                                 September 30,  September 30,          June 30,
                                          2000           1999              2000
--------------------------------------------------------------------------------
Revenues
   Sales                        $        4,740   $          -      $          -
   Rentals                                   -              -                 -
   Other                                   428              -                 -
                                --------------   ------------      ------------
                                         5,168              -                 -
                                --------------   ------------      ------------
Expenses
   Advertising and promotion                 -             59                 -
   Depreciation                            111              -               221
   Lease payments and service                -            750               250
   Professional fees                     6,391         20,456            42,702
   Rent                                  2,030          1,500             2,400
   Repairs                                 171              -             1,516
   Salaries and benefits                     -         21,000             1,861
   Stationary and office                 2,117            157             3,767
   Telephone                             1,826             90               146
   Travel                                3,679          1,218             4,300
                                --------------   ------------      ------------
                                        16,325         45,230            57,163
                                --------------   ------------      ------------
Net loss                        $      (11,157)  $    (45,230)     $    (57,163)
                                ==============   ============      ============
--------------------------------------------------------------------------------

Loss per share, basic
   and diluted (Note 1)         $       (0.004)                    $     (0.021)
                                ==============                     ============
Weighted average shares,
   basic and diluted                 2,685,224                        2,685,224
                                ==============                     ============
--------------------------------------------------------------------------------
          See accompanying notes to the condensed financial statements.
--------------------------------------------------------------------------------

Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Condensed Balance Sheet
(Expressed in United States Dollars)
(Unaudited)

                                              September 30,             June 30,
                                                       2000                 2000
--------------------------------------------------------------------------------
Assets

Investments                                   $   1,509,928      $    1,509,928
Fixed assets, net of accumulated
  depreciation of $332 (June 30, 2000 - $221)         1,882               1,993
Deposits                                              1,900               2,030
Cash and cash equivalents                            12,228              25,821
                                              -------------      --------------

                                              $   1,525,938      $    1,539,772
                                              =============      ==============
--------------------------------------------------------------------------------
Liabilities

Payables and accruals                         $      23,099      $       25,776

Convertible preferred shares                      1,309,928           1,309,928

Stockholders' Equity
Capital stock (Note 2)                               26,850              26,850
Paid-in capital                                     234,381             234,381
Deficit                                             (68,320)            (57,163)
                                              -------------      --------------
                                                  2,692,911           2,704,068
                                              -------------      --------------

                                              $   1,525,938      $    1,539,772
                                              =============      ==============
--------------------------------------------------------------------------------



          See accompanying notes to the condensed financial statements.

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Condensed Statement of Cash Flows
(Expressed in United States Dollars)
(Unaudited)
                                      Three Months   Three Months   Fiscal Year
                                             ended          ended         ended
                                     September 30,  September 30,      June 30,
                                              2000           1999          2000
--------------------------------------------------------------------------------
  Cash flows from operating activities
     Net loss                          $   (11,157)   $   (45,230)  $  (57,163)
     Adjustments to reconcile net loss
      from operations to net cash used
      in operating activities
     Depreciation                              111              -          221

     Increase (decrease) in:
       Deposits                                130              -       (1,861)
       Payables and accruals                (2,677)        41,644         2991
                                       -----------    -----------   ----------
  Net cash used in operating               (13,593)        (3,586)     (55,812)
  activities                           -----------    -----------   ----------

  Cash flows from investing activities
    Purchase of fixed assets                     -              -       (1,571)
    Purchase of investments                      -              -     (200,000)
                                       -----------    -----------   ----------
  Net cash used in financing                     -              -     (201,571)
  activities                           -----------    -----------   ----------

Net decrease in cash
  and cash equivalents                     (13,593)        (3,586)    (257,383)

Cash and cash equivalents

   Beginning of period                      25,821          4,018      283,204
                                       -----------    -----------   ----------
   End of period                       $    12,228    $       432   $   25,821
                                       ===========    ===========   ==========
--------------------------------------------------------------------------------
Supplemental schedule of non-cash financing and investing activities:

Issuance of new capital stock                    -              -   $1,588,558
Cancellation of indebtedness                     -              -    1,079,855
--------------------------------------------------------------------------------






          See accompanying notes to the condensed financial statements.

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Statement of Capital Stock
(Expressed in United States Dollars)
(Unaudited)
September 30, 2000
--------------------------------------------------------------------------------
2.     Capital stock                       Three Months          Fiscal Year
                                                  ended                ended
                                          September 30,             June 30,
                                                  2000                  2000
Authorized:

25,000,000 Common shares
1,000,000 Preferred shares

Issued:
2,685,224 common shares                $         26,850             $ 26,850
                                       ================             ========




--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Notes to the Condensed Financial Statements
(Expressed in United States Dollars)
(Unaudited)
September 30, 2000
--------------------------------------------------------------------------------
1.     General

SIGNIFICANT ACCOUNTING POLICIESINTERIM FINANCIAL STATEMENTS - The interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. The unaudited financial statements reflect, in the opinion of management, all adjustments which are of a normal recurring nature necessary for a fair presentation of the information presented herein. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

VALUATION OF INVESTMENTS - Investments in Preferred Stock are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Cost is used to approximate fair value of these investments until significant developments affecting an investment provide a basis for valuing such investment at a number other than cost.

The fair value of investments for which no market exists and for which our Evaluation Committee has determined that the original cost of the investment is no longer an appropriate valuation will be determined on the basis of procedures established in good faith by our Board of Directors. Valuations will be based upon such factors as the financial and/or operating results of the most recent fiscal period, the performance of the company relative to planned budgets/forecasts, the issuer's financial condition and the markets in which it does business, the prices of any recent transactions or offerings regarding such securities or any proxy securities, any available analysis, media, or other reports or information regarding the issuer, or the markets or industry in which it operates, the nature of any restrictions on disposition of the securities and other analytical data. In the case of unsuccessful operations, the valuation may be based upon anticipated liquidation proceeds.

Because of the inherent uncertainty of the valuation of portfolio securities, which do not have readily ascertainable market values, the Company's estimate of fair value may significantly differ from the fair market value that would have been used had a ready market existed for the securities. Appraised values do not reflect brokers' fees or other normal selling costs which might become payable on disposition of such investments (See "Evaluating Committee" in Bylaw of Central Capital Venture Corporation, 8-K May 8, 2000 by reference).

Investments in companies whose securities are publicly traded are valued at their quoted market price, less a discount to reflect the estimated effects of restrictions on the sale of such securities ("Valuation Discount"), if applicable.

Short-term investments having maturities of 60 days or less are stated at amortized cost, which approximates fair value. Other fixed income securities are stated at fair value. Fair value of these securities is determined at the most recent bid or yield equivalent from dealers that make markets in such securities.

INVESTMENT TRANSACTIONS AND RELATED INVESTMENT INCOME - Investment transactions are accounted for on the trade date (the date the order to buy or sell is executed). The cost of securities sold is determined on a first-in, first-out basis, unless otherwise specified. Dividend income on investment securities is recorded on the ex-dividend date. Interest income, which includes accretion of discount and amortization of premium, if applicable, is recorded on the accrual basis.

CASH FLOWS - For the purpose of the Statement of Cash Flows, the Company considers all money market and all highly liquid temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED SECURITIES - Most, if not all securities, in which the Company acquires as venture capital investments will be restricted securities within the meaning of the Securities Act of 1933, as amended, and will not be permitted to be resold without compliance of the Securities and Exchange Act. Thus, the
Company will not be permitted to resell portfolio securities unless a registration statement has been declared effective, or unless the Company is able to rely on an available exemption from such registration requirements. In most cases, the Company will endeavor to obtain from its Investment Companies registration rights pursuant to which the Company will be able to demand that an Investment Company register the securities owned by the Company at the expense of the Investment Company. Even if the Investment Companies bear this expense, however, the registration of the securities owned by the Company is likely to be a time consuming process, and the Company always bears the risk, because of these delays, that it will be unable to resell such securities, or that it will not be able to obtain an attractive price for the securities, Additionally, the Company may never be able to distribute the securities of certain Investment Companies to stockholders in certain states because the Investment Companies may not qualify for registration in those states, pursuant to each individual state blue sky laws.

ACCOUNTING ESTIMATES - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the financial statements and related footnotes for the fiscal year ended June 30, 2000 included in the Company's Amended Annual Report on Form 10-KASB.

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

2. PORTFOLIO INVESTMENTS

During the period ended September 30, 2000, the Company invested $1,509,928 utilizing the cost method in two companies and made no follow-on investments. The individual equity and equity-linked security holdings of the Company at September 30, 2000 were comprised of the following investments:

1. DataNet Information Systems, Inc.; 1,000,000 Common Shares valued at $1,409,928.00 (based on book value at January 19, 2000 plus cash contributions)
2. Digi Commerce Corporation 4,000,000 Common Shares, valued at $100,000 (based on cash contribution)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company and its investment portfolio companies. Words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are included in this report pursuant to the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those relating to investment capital demand, pricing, market acceptance, the effect of economic conditions, litigation and the effect of regulatory proceedings, competitive forces, the results of financing and investing efforts, the ability to complete transactions and other risks identified below or in the Company's filings with the Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The following analysis of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements, the Notes thereto and the other financial information included elsewhere in this report.

GENERAL INVESTMENT CLIMATE
The overall investment climate was generally volatile in the second quarter. Because of the continued volatility in the public markets, a number of attractive companies chose to seek further rounds of venture capital Companying rather than risk an initial public offering (IPO). Furthermore, given the correction in publicly traded technology stock prices, the valuations of many companies seeking additional financing were reasonable compared to March highs.

Uncertainty continues to affect publicly traded technology stocks, but we believe that this uncertainty does not warrant the amount of negative press that this sector has received from time to time. In our view, many companies that received Companying in 1999 did not have solid business models or survivability strategies, and in many cases were brought to market prematurely. We believe that this trend has now run its course. We do not believe, however, that the pace of growth in new technologies and markets is decelerating. To the contrary, we believe that it is accelerating and that new markets are being created, leading to exciting investment opportunities. Looking forward, we also anticipate an improvement in the IPO market. In our opinion, issues are now being priced more attractively to encourage investors to revisit technology.

RESULTS OF OPERATIONS

The Company began operations upon the emergence from a Chapter 11 Proceeding on May 8, 2000. Its principal investment objective is the realization of long-term capital appreciation from investing primarily in equity and equity-linked debt securities of private companies. Pending the completion of equity and equity-linked debt security investments that meet the Company's investment objective, available Company's are invested in short-term securities Bank guaranteed Money Market accounts. Due to the Company's limited operating history, the Company's financial performance at September 30, 2000 is primarily composed of interest on temporary investments, and minimal management fee accrual.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had $1,509,928 of its net assets invested in portfolio securities of two companies, and $12,228 of its net assets invested in temporary cash investments consisting of Money Market Company's. Current balance sheet resources are not believed to be sufficient to finance future commitments.

Net cash provided by operating activities was $5,168 for the three months ended September 30, 2000.

Net investment income and net realized gains from the sales of portfolio investments are intended to be distributed at least annually. Management believes that its cash reserves and the ability to sell its investments in publicly traded securities are not adequate at this time to provide payment for any expenses and contingencies of the Company.

The Company Management reserves the right to retain net long-term capital gains in excess of net short-term capital losses for reinvestment or to pay contingencies and expenses. Such retained amounts, if any, will be taxable to the Company as long-term capital gains and shareholders will be able to claim their proportionate share of the federal income taxes paid by the Company on such gains as a credit against their own federal income tax liabilities. Shareholders will also be entitled to increase the adjusted tax basis of their Company shares by the difference between their undistributed capital gains and their tax credit.

INVESTMENT INCOME AND EXPENSES

Net Loss after all expenses amounted to $(11,157) for the three months ended September 30, 2000 and $(57,163) for the fiscal year ended June 30 2000.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

The Company realized no net capital gains or losses from the sale of securities during the three months ended September 30, 2000.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

The Company had no net unrealized appreciation for the three months ended September 30, 2000.

DIVIDENDS
No dividends were declared for the four months ended September 30, 2000.

PORTFOLIO INVESTMENTS
At September 30, 2000 the cost of equity and equity-linked security investments made by the Company to date was $1,509,928 and their aggregate market value was unchanged at $1,509,928. However, any such pending transaction could have an impact on the valuation of an investment, which may be adjusted prior to the transaction being publicly announced or completed.

SUBSEQUENT EVENTS

Prior to October 18, 2000 the Registrant and Bernie Budney, a Director and a Director of DataNet Information Systems, Inc. ("DataNet"), engaged in a disagreement over several matters relating to the Registrant's wholly owned Investee Company DataNet. On October 13, 2000 Mr. Budney resigned from his position as Director and Executive Vice President of the Registrant. On November 28, 2000 Mr. Budney was removed as President of DataNet (US), however the Registrant is still negotiating with Mr. Budney and his legal council as to how to best handle the disagreements. While DataNet is still an operating business run by Mr. Budney, the Registrant cannot foresee the outcome of these negotiations at this time. To date there have not been any law suits filed by either party in the negotiations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to financial market risks, including changes in marketable equity security prices. The Company does not use derivative financial instruments to mitigate any of these risks. The return on the Company's investments is generally not affected by foreign currency fluctuations.

Concentrations of market and credit risk exist with respect to debt and equity investments in portfolio companies, which are subject to significant, risk usual to companies in various stages of start-up. Generally, there is no ready market for the Company's investments, as they are closely held, generally not publicly traded or, in circumstances where an investment is publicly traded, the Company may be subject to certain trading restrictions for a specified period of time.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

              NONE
    (b) During the quarter ended September 30, 2000, the company filed three reports on Form 8-K

    (a) Incorporated by reference to the Registrant's Current Report on Form 8-K dated 10-26-2000.
    (b) Incorporated  by  reference  to the  Registrant's
        Current Report on Form 8-K dated 12-05-2000.
    (c) Incorporated by reference to the Registrant's Current Report on Form 8-KA dated 12-01-2000




                                  EXHIBIT INDEX

Exhibit 27   Financial Data Schedule




        SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Central Capital Venture Corporation
                                  -------------------------------------
                                                (Registrant)


Date: Dec 8, 2000 /s/ Rex E Crim
                     --------------------
                     Rex E. Crim, President