Form 10QSB
period 2000-12-31
CENTRAL CAPITAL VENTURE CORP
filed 2001-02-21
CIK 318304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             ( x ) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2000

                                       OR

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the Transition period from to

                          Commission file number 0-9311

                     Central Capital Venture Corporation
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

     Nevada                                             87-0269260
-----------------------------                        ------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization                    Identification Number



310 Village Park, 2660 Townsgate Road, Westlake Village , CA    91361
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes (X) No ( )

As of December 31, 2000, there were 2,707,985 shares of common stock ($.001 par value) issued and outstanding.

Total sequentially numbered pages in this document: 12

Part I. Financial Information                                       Page

            Condensed Statements of Loss and Deficit
            Condensed Balance Sheet
            Condensed Statement of Cash Flows
            Capital stock

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative
        Disclosure about Market Risk

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

             SIGNATURE
                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Condensed Statements of Loss and Deficit
(Unaudited)
                                 Three Months     Three Months    Fiscal Year
                                        ended            ended          ended
                             December 31,2000 December 31,1999   June 30,2000
--------------------------------------------------------------------------------
Revenues
   Sales                         $      2,800    $          -      $         -
   Rentals                                  -               -                -
   Other                                  118               -                -
                                 ------------    ------------      -----------
                                        2,918               -                -
                                 ------------    ------------      -----------
Expenses
   Advertising and promotion                -               -                -
   Depreciation                             -               -              221
   Lease payments and service               -             750              250
   Professional fees                   23,900          29,658           42,702
   Rent                                 4,250           1,500            2,400
   Repairs                                200               -            1,516
   Salaries and benefits                    -          21,000            1,861
   Stationary and office                  711               -            3,767
   Telephone                            1,823             289              146
   Travel                                   -           2,091            4,300
                                 ------------    ------------      -----------
                                       30,884          55,288           57,163
                                 ------------    ------------      -----------
Net loss                         $    (27,996)   $    (55,288)     $   (57,163)
                                 ============    ============      ===========

--------------------------------------------------------------------------------
Loss per share, basic
   and diluted (Note 1)          $      (0.01)                     $    (0.021)
                                 ============                      ===========
Weighted average shares,
   basic and diluted                2,707,985                        2,685,224
                                 ============                      ===========
--------------------------------------------------------------------------------

          See accompanying notes to the condensed financial statements.

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Condensed Balance Sheet
(Unaudited)
                                               December 31,          June 30,
                                                       2000              2000
--------------------------------------------------------------------------------
Assets

Investments                                    $  1,509,928      $  1,509,928
Fixed assets, net of accumulated
  depreciation of $332 (June 30, 2000 - $221)         1,900             1,882
  September 30, 2000 - $111           $1,990)
Deposits                                              2,030             2,030
Accounts Receivables                                  1,342
Cash and cash equivalents                             4,879            25,821
                                               ------------      ------------

                                               $  1,520,079      $  1,539,772
                                               ============      ============
--------------------------------------------------------------------------------
Liabilities

Payables and accruals                          $     32,622      $     25,776

Convertible preferred shares                      1,309,928         1,309,928

Stockholders' Equity
Capital stock (Note 2)                               26,850            26,850
Paid-in capital                                     240,109           234,381
Deficit                                             (89,430)          (57,163)
                                               ------------      ------------
                                                  1,520,079         1,539,772
                                               ------------      ------------
                                               $  1,520,079      $  1,539,772
                                               ============      ============
--------------------------------------------------------------------------------

          See accompanying notes to the condensed financial statements.

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Condensed Statement of Cash Flows
(Unaudited)
                                    Three Months   Three Months    Fiscal Year
                                           ended          ended          ended
                                    December 31,   December 31,       June 30,
                                            2000           1999           2000
--------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                            $ (27,966)   $    (55,288)   $   (57,163)
  Adjustments to reconcile net loss
    from operations to net cash used
    in operating activities
  Depreciation                                -               -            221

  Increase (decrease) in:
    Deposits                             (1,341)              -         (1,861)
    Payables and accruals               (27,718)        (29,566)          2991
                                      ---------    ------------    -----------
  Net cash used in operating             (1,589)        (29,207)       (55,812)
  activities                          ---------    ------------    -----------

Cash flows from investing activities
  Purchase of fixed assets                    -               -         (1,571)
  Purchase of investments                 5,728          29,207       (200,000)
                                      ---------    ------------    -----------
Net cash used in financing                5,728          29,207       (201,571)
activities                            ---------    ------------    -----------

Net decrease in cash
  and cash equivalents                   (7,318)         (3,586)      (257,383)

Cash and cash equivalents

   Beginning of period                   12,198             432        283,204
                                      ---------    ------------    -----------
   End of period                      $   4,879    $         74    $    25,821
                                      =========    ============    ===========
--------------------------------------------------------------------------------
Supplemental schedule of non-cash
 financing and investing activities:

Issuance of new capital stock         $   5,728               -    $ 1,588,558
Cancellation of indebtedness                  -               -      1,079,855
--------------------------------------------------------------------------------

          See accompanying notes to the condensed financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Notes to the Condensed  Financial  Statements
(Expressed in United States Dollars)
December 31, 2000
--------------------------------------------------------------------------------
2.     Capital stock                       Three Months          Fiscal Year
                                                  ended                ended
                                           December 31,             June 30,
                                                   2000                 2000
                                                   ----                 ----
Authorized:

25,000,000 Common shares
1,000,000 Preferred shares

Issued:
            2,707,985,common shares       $      26,850         $     26,850
                                          =============         ============
--------------------------------------------------------------------------------
Central Capital Venture Corporation
--------------------------------------------------------------------------------
(formerly Digital Technologies Media Group, Inc.)
Notes to the Condensed Financial Statements
(Expressed in United States Dollars)
December 31, 2000
--------------------------------------------------------------------------------
1.     General

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

2. PORTFOLIO INVESTMENTS

During the period ended December 31, 2000, the Company invested $1,509,928 utilizing the cost method in two companies and made no follow-on investments. The individual equity and equity-linked security holdings of the Company at December 31, 2000 were comprised of the following investments:

     1. DataNet Information Systems, Inc.; 1,000,000 Common Shares valued at $1,409,928.00 (based on book value at January 19, 2000 plus cash contributions) See Exhibit Item 5 attached as too viabilibty of DataNet Information Systems, Inc. Investment, and any related follow-on investment.

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

RESULTS OF OPERATIONS

The Company began operations upon the emergence from a Chapter 11 Proceeding on May 8, 2000. Its principal investment objective is the realization of long-term capital appreciation from investing primarily in equity and equity-linked debt securities of private companies. Pending the completion of equity and equity-linked debt security investments that meet the Company's investment objective, available Company's are invested in short-term securities Bank guaranteed Money Market accounts. Due to the Company's limited operating history, the Company's financial performance at December 31, 2000 is primarily composed of interest on temporary investments, and minimal management fee accrual.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had $200,000 of its net assets invested in portfolio securities of two companies. Current balance sheet resources are not believed to be sufficient to finance future commitments.

Net cash provided by operating activities was $2,780 for the three months ended December 31, 2000.

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

INVESTMENT INCOME AND EXPENSES

Net Loss after all expenses amounted to $(27,966) for the three months ended December 31, 2000 and $(57,163) for the fiscal year ended June 30 2000.

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

The Company realized no net capital gains or losses from the sale of securities during the three months ended December, 2000.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

The Company had no net unrealized appreciation for the three months ended December 31, 2000.

DIVIDENDS
No dividends were declared for the four months ended December 31, 2000.


PORTFOLIO INVESTMENTS
At December 31, 2000 the cost of equity and equity-linked security investments made by the Company to date was $1,509,928 and their aggregate market value was unchanged. However, any such pending transaction could have an impact on the valuation of an investment, which may be adjusted prior to the transaction being publicly announced or completed.

SUBSEQUENT EVENTS

Prior to October 18, 2000 the Registrant and Bernie Budney, a Director and a Director of DataNet Information Systems, Inc. ("DataNet"), engaged in a disagreement over several matters relating to the Registrant's wholly owned Investee Company DataNet. On October 13, 2000 Mr. Budney resigned from his position as Director and Executive Vice President of the Registrant.

A hand written stipulation has been signed by both Mr. Bernie Budney and Mr. Leonard Ludwig on January 5, 2001, (as set forth below by Exhibit)although the stipulation has not yet lead to an executed General Release. Since October DataNet has not paid it's management fee nor has made the Registrant aware of its financial condition. To date there have not been any law suits filed by either party in the negotiations.

The Registrants Investee Company Digi Commerce Corporation, has opened its first I Cafe in Telluride Colorado on February 13 2001. Since the Registrant has been unsuccessful in raising any additional investment funds for either its Investee Companies, three shareholders of the Registrant invested capital consisting of personal guarantees and cash contributions so as to open the I Cafe.


The Registrant has entered into two separate letters of Intent to acquire (1) CareDecision.Net, Inc. for 300,000 Common Shares of Stock and a 95,000 Convertible Series B Preferred, and (2) PayMD.com for 300,000 Common Shares of Stock and 175,000 Convertible Series B Preferred Shares. The letters of Intent to acquire is conditional on among other things an amicable settlement with DataNet Information Systems, Inc. as described above.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              NONE

(a) Exhibits
                                  EXHIBIT INDEX


Exhibit 10   Item 5 Other Events

                       Hand Written Stipulation Agreement of Leonard Ludwig and Bernie Budney


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


                                  Central Capital Venture Corporation
                                  -------------------------------------
                                                (Registrant)


Date: Dec 16, 2000 /s/ Rex E Crim
                     --------------------
                     Rex E. Crim, President