Form 10-Q
period 2001-03-31
CENTRAL CAPITAL VENTURE CORP
filed 2001-06-11
CIK 318304

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

            ( x ) Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001

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



    PMB 112, 5600 W. Lovers Lane, Dallas, TX 75209-4330
---------------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

                                (214) 219-0516
                                --------------
             (Registrant's telephone number, including area code)


              --------------------------------------------------

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes (X) No ( )

As of March 31, 2001, there were 2,732,985 shares of common stock ($.001 par value) issued and outstanding.

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

Item 2.  Management's Discussion and Analysis
         of Financial Condition
         and Results of Operations

Item 3.  Quantitative and Qualitative
         Disclosure about Market Risk

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

      SIGNATURE

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
----------------------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Condensed Statements of Loss and Deficit
(Unaudited)
                                                      Three Months   Three Months   Fiscal Year
                                                             ended          ended         ended
                                                     March 31,2001  March 31,2000  June 30,2000
----------------------------------------------------------------------------------------------
Revenues
 Sales                                                   $   1,732       $      -   $       -
 Rentals                                                         -              -           -
 Other                                                           -              -           -
                                                         ---------       --------    --------
                                                             1.732              -           -
                                                         ---------       --------    --------
Expenses
 Advertising and promotion                                       -            100           -
 Depreciation                                                    -              -         221
 Contributions                                               1,283              -           -
 DataNet Settlement Expense                                 25,000              -           -
 Lease payments and service                                      -          1,333         250
 Professional fees                                           1,679         46,255      42,702
 Rent                                                        2,400          2,667       2,400
 Repairs                                                         -              -       1,516
 Salaries and benefits                                           -         21,000       1,861
 Stationary and office                                       1,090          3,604       3,767
 Telephone                                                     704            728         146
 Travel                                                          -          5,075       4,300
 Investment Write Off                                      100,000              -           -
                                                         ---------       --------    --------
                                                           132,157         80,763      57,163
                                                         ---------       --------    --------
Net loss                                                 $(130,425)      $(80,763)   $(57,163)
                                                         =========       ========    ========

--------------------------------------------------------------------------------
Loss per share, basic
 and diluted (Note 1)          $      (0.04)                     $    (0.021)
                                 ============                      ===========
Weighted average shares,
 basic and diluted                2,732,985                        2,685,224
                                 ============                      ===========
--------------------------------------------------------------------------------

    See accompanying notes to the condensed financial statements.

--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Condensed Balance Sheet
(Unaudited)
                                                 March 31,      June 30,
                                                      2001          2000
-------------------------------------------------------------------------
Assets

Investments                                      $ 100,000    $1,509,928
Fixed assets, net of accumulated
  depreciation of $332 (June 30, 2000 - $221)            0         1,882
  September 30, 2000 - $111        $   1,990)
Deposits                                             1,900         2,030
Accounts Receivables                                     0
Cash and cash equivalents                              727        25,821
                                                 ---------    ----------

                                                 $ 102,627    $1,539,772
                                                 =========    ==========
-------------------------------------------------------------------------
Liabilities

Payables and accruals                            $  31,362    $   25,776

Convertible preferred shares                             0     1,309,928

Stockholders' Equity
Capital stock (Note 2)                              26,850        26,850
Paid-in capital                                    174,840       234,381
Deficit                                           (130,425)      (57,163)
                                                 ---------    ----------
                                                    71,265     1,539,772
                                                 ---------    ----------
                                                 $ 102,267    $1,539,772
                                                 =========    ==========

--------------------------------------------------------------------------------

    See accompanying notes to the condensed financial statements.

-----------------------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Condensed Statement of Cash Flows
(Unaudited)
                                                     Three Months   Three Months   Fiscal Year
                                                            ended          ended         ended
                                                        March 31,      March 31,      June 30,
                                                             2001           2000          2000
-----------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                              $(130,425)      $(80,763)   $  (57,163)
  Adjustments to reconcile net loss
    from operations to net cash used
    in operating activities
  Depreciation                                                  -              -           221

  Increase (decrease) in:
    Deposits                                                    -              -        (1,861)
    Payables and accruals                                  (2,200)        (4,159)         2991
                                                        ---------   ------------    ----------
  Net cash used in operating                               (2,200)        (4,150)      (55,812)
  activities                                            ---------   ------------    ----------

Cash flows from investing activities
  Purchase of fixed assets                                  2,213           (293)       (1,571)
  Purchase of investments                                       -              -      (200,000)
                                                        ---------   ------------    ----------
Net cash used in financing                                  2,213           (293)     (201,571)
activities                                              ---------   ------------    ----------

Net decrease in cash
  and cash equivalents                                        (13)        (4,443)     (257,383)

Cash and cash equivalents

   Beginning of period                                      4,879             74       283,204
                                                        ---------   ------------    ----------
   End of period                                        $     727       $193,062    $   25,821
                                                        =========   ============    ==========
-----------------------------------------------------------------------------------------------
Supplemental schedule of non-cash
 financing and investing activities:

Issuance of new capital stock                           $   25000              -    $1,588,558
Cancellation of indebtedness                                    -              -     1,079,855
-----------------------------------------------------------------------------------------------

    See accompanying notes to the condensed financial statements.

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Notes to the Condensed  Financial  Statements
(Expressed in United States Dollars)
March 31, 2001
--------------------------------------------------------------------------------
2.     Capital stock                       Three Months          Fiscal Year
                                                  ended                ended
                                              March 31,             June 30,
                                                   2001                 2000
                                                   ----                 ----
Authorized:

25,000,000 Common shares
1,000,000 Preferred shares

Issued:
     2,732,985 common shares              $      26,850         $     26,850
                                          =============         ============
--------------------------------------------------------------------------------
Central Capital Venture Corporation
--------------------------------------------------------------------------------
(formerly Digital Technologies Media Group, Inc.)
Notes to the Condensed Financial Statements
(Expressed in United States Dollars)
March 31, 2001
--------------------------------------------------------------------------------

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

VALUATION OF INVESTMENTS - Investments in Preferred Stock are carried at fair value with the net change in unrealized appreciation or depreciation included in the determination of net assets. Cost is used to approximate fair value of these basis for valuing such investment at a number other than cost.

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

2. PORTFOLIO INVESTMENTS

Prior to the period ended March 31, 2001 the Company invested $1,509,928 utilizing the cost method in two companies and made no follow-on investments, however the Company wrote off in its entirety it's investment in DataNet Information Systems, Inc. on February 5, 2001. Accordingly the Company expensed it cash investment of $100,000 (0ne hundred thousand dollars, and wrote off both the DataNet Information Systems, Inc. Asset and the Preferred A Stock linked Liability, additionally according to the rescission agreement (attached herein by reference) the Company was obligated to issue twenty five thousand shares of its Common Stock to Tow Shareholders of DataNet Information Systems, Inc. which the Company also expensed as a Settlement Charge. The individual equity and equity-linked security holdings of the Company at December 31, 2000 were comprised of the following investments:

1. DataNet Information Systems, Inc.; 1,000,000 Common Shares valued at $1,409,928.00 (based on book value at January 19, 2000 plus cash contributions) See Exhibit Item 5 attached as too the settlement agreement with DataNet Information Systems, Inc. Investment and the related write off of the investment. Prior to October 18, 2000 the Registrant and Bernie Budney, a Director and a Director of DataNet Information Systems, Inc. ("DataNet"), engaged in a disagreement over several matters relating to the Registrant's wholly owned Investee Company DataNet. On October 13, 2000 Mr. Budney resigned from his position as Director and Executive Vice President of the Registrant.

A hand written stipulation had been signed by both Mr. Bernie Budney and Mr. Leonard Ludwig on January 5, 2001,although the stipulation never lead to an executed General Release with the same language as set forth in the Stipulation. Since October DataNet had not paid it's management fee nor has made the Registrant aware of its financial condition. On February 5, 2001 the Registrant and DataNet Information Systems, Inc. entered into a rescission agreement, which called for the Registrant to surrender 25,000 restricted common shares to Mr. Budney and Mr. Leonard Ludwig the Chief Executive Officer of First Portland Corporation, in addition to liquidating its entire investment, In DataNet Information Systems, Inc. to Mrss. Ludwig and Budney See EXHIBIT 10 OTHER EVENTS.

2. Digi Commerce Corporation 4,000,000 Common Shares, valued at $100,000 (based on cash contribution)

The Registrants Investee Company Digi Commerce Corporation, which had opened its first I Cafe in Telluride Colorado on February 13 2001, thus discontinued said operations on March 15, 2001 due to lack of operating funds. Since the Registrant has been unsuccessful in raising any additional investment funds for either its Investee Companies, three shareholders of the Registrant invested capital consisting of personal guarantees and cash contributions so as to open the I Cafe. To date only one law suit has been filed against a guarantor of an operation lease for Digi Commerce. On March 16, 2001 Ely Mandell, President of Digi Commerce Corporation, decided to resign from the Investee Company in lieu of the proceeding facts. The Registrants management believes however, that Digi Commerce has other significant assets that might be able to be exploited with additional funding opportunities.

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

RESULTS OF OPERATIONS

The Company began operations upon the emergence from a Chapter 11 Proceeding on May 8, 2000. Its principal investment objective is the realization of long-term capital appreciation from investing primarily in equity and equity-linked debt securities of private companies. Pending the completion of equity and equity-linked debt security investments that meet the Company's investment objective, available Company's are invested in short-term securities Bank guaranteed Money Market accounts. Due to the Company's limited operating history, the Company's financial performance at March 31, 2001 is primarily composed of interest on temporary investments, and minimal management fee accrual.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had $100,000 of its net assets invested in portfolio securities of one Investee company. Current balance sheet resources are not believed to be sufficient to finance future commitments.

Net cash provided by operating activities was $1,732 for the three months ended March 31, 2001.

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

INVESTMENT INCOME AND EXPENSES

Net Loss after all expenses amounted to $(130,425) for the three months ended

March 31, 2001 and $(57,163) for the fiscal year ended June 30 2000. The most significant portion of the lost was caused from the write off of the $100,000 previous investment in DataNet Information Systems, Inc. and a corresponding issuance of twenty five thousand share of restricted common stock of the Company to DataNet Shareholders in which the Com[any took a one time charge of $25,000

REALIZED GAINS AND LOSSES ON SALES OF PORTFOLIO SECURITIES

The Company realized no net capital gains or losses from the sale of securities during the three months ended March, 2001.

UNREALIZED APPRECIATION AND DEPRECIATION OF PORTFOLIO SECURITIES

The Company had no net unrealized appreciation for the three months ended March 31, 2001.

DIVIDENDS
No dividends were declared for the four months ended March 31, 2001.


PORTFOLIO INVESTMENTS
At March 31, 2001 the cost of equity and equity-linked security investments made by the Company to date was $100,000 and their aggregate market value was reduced $1,409,928. However, any such pending transaction could have an impact on the further valuation of an investment, which may be adjusted prior to the transaction being publicly announced or completed.

                               SUBSEQUENT EVENTS

The Registrant had previously entered into two separate letters of Intent to acquire (1) CareDecision.Net, Inc. (2) PayMD, Inc., these letters of Intent were never consummated due to various circumstances.

The Registrants wholly owned Investee Company Digi Commerce Corporation became party to an Oregon Lawsuit entitled First Portland Corporation v Eli Mandell
(sic), Julie Mandell, and Digi Commerce Corporation. Digi Commerce Corporation has not yet been served with the lawsuit which is specifically for a breach of a Restaurant equipment lease. Ely Mandell, Past President of Digi Commerce Corporation, has counter sued First Portland Corporation and Leonard Ludwig President individually (CEO of First Portland Corporation) for Fraud, Securities fraud, and numerous other claims and counter claims.


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

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              NONE

(a) Exhibits
                                 EXHIBIT INDEX


Exhibit 27   Financial Data Schedule

                  Only submitted to SEC in electronic format


Exhibit 10

                  Settlement Agreement by and Between Leonard Ludwig and Bernie Budney, DataNet Information Systems, Inc. and Central Capital Venture Corporation.

                  Opinion Letter of Glast, Phillips, Murray dated May 16, 2001

                  Consent of Glast, Phillips, Murray dated May 25, 2001


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


                                   Central Capital Venture Corporation
                                  -------------------------------------
                                                (Registrant)


Date: Dec 16, 2000   /s/ Rex E Crim
                     -----------------------
                     Rex E. Crim, President