Form 10QSB/A
period 2001-03-31
CENTRAL CAPITAL VENTURE CORP
filed 2001-07-09
CIK 318304

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB/A

            ( x ) Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001

                                      OR

            (   ) Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       For the Transition period from to

                         Commission file number 0-9311

                      Central Capital Venture Corporation
                    --------------------------------------
            (Exact name of registrant as specified in its charter)

           Nevada                                          87-0269260
--------------------------------                    -----------------------
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


                   ----------------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative
        Disclosure about Market Risk


Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

        SIGNATURE


                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
------------------------------------------------------------------------------
Central Capital Venture Corporation
(formerly Digital Technologies Media Group, Inc.)
Condensed Statements of Loss and Deficit
(Unaudited)
                                                       Three Months   Three Months    Fiscal Year
                                                           ended           ended          ended
                                                       March 31,2001  March 31,2000  June 30,2000
-------------------------------------------------------------------------------------------------

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
Condensed Balance Sheet
(Unaudited)
                                               March 31,      June 30,
                                                  2001          2000
-------------------------------------------------------------------------
Assets

Investments                                      $ 100,000    $1,509,928
Fixed assets, net of accumulated
  depreciation of $332 (June 30, 2000 - $221)            0         1,882
  September 30, 2000 - $111    $1,990)
Deposits                                             1,900         2,030
Accounts Receivables                                     0
Cash and cash equivalents                              727        25,821
                                                 ---------    ----------

                                                 $ 102,627    $1,539,772
                                                 =========    ==========
-------------------------------------------------------------------------
Liabilities

Payables and accruals                            $  31,362    $   25,776

Convertible preferred shares                             0     1,309,928

Stockholders' Equity

Capital stock (Note 2)                              26,850        26,850
Paid-in capital                                    174,840       234,381
Deficit                                           (130,425)      (57,163)
                                                 ---------    ----------
                                                    71,265     1,539,772
                                                 ---------    ----------
                                                 $ 102,267    $1,539,772
                                                 =========    ==========

-----------------------------------------------------------------------------

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

2. Digi Commerce Corporation 4,000,000 Common Shares, valued at $100,000 (based on cash contribution)

The Registrants Investee Company Digi Commerce Corporation, which had opened its first I Cafe in Telluride Colorado on February 13 2001, thus discontinued said operations on March 15, 2001 due to lack of operating funds. Since the Registrant has been unsuccessful in raising any additional investment funds for either its Investee Companies, three shareholders of the Registrant invested capital consisting of personal guarantees and cash contributions so as to open the I Cafe. To date only one law suit has been fled against a guarantor of an operation lease for Digi Commerce. On March 16, 2001 Ely Mandell, President of Digi Commerce Corporation, decided to resign from the Investee Company in lieu of the proceeding facts. The Registrants management believes however, that Digi Commerce has other significant assets that might be able to be exploited with additional funding opportunities.

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

The Registrants wholly owned Investee Company Digi Commerce Corporation became party to an Oregon Lawsuit entitled First Portland Corporation v Eli Mandell
(sic), Julie Mandell, and Digi Commerce Corporation. Digi Commerce Corporation has been served with the lawsuit which is specifically for a breach of a Restaurant equipment lease.

As per reported on the Form 10-QSB filed on July 3, 2001 it was erroneously reported that Mr. Ely Mandell, Past President of Digi Commerce Corporation, had counter sued First Portland Corporation and Leonard Ludwig President individually (CEO of First Portland Corporation) for Fraud, Securities fraud, and numerous other claims and counter claims. No such law suit has been filed, to our knowledge, at this date.


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


                                  Central Capital Venture Corporation
                                  -------------------------------------
                                              (Registrant)


Date: July 5, 2001                   /s/ Rex E Crim
                                     --------------------
                                     Rex E. Crim, President